Form 10-Q
period 1994-03-31
CV REIT INC
filed 1994-05-11
CIK 18934

               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549
                           __________

                            FORM 10-Q
(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

              For the quarter ended March 31, 1994

                               OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _______________

                 Commission File Number: 1-8073

                          CV REIT, INC.
     (Exact name of registrant as specified in its charter)

     Delaware                           59-0950354
(State of Incorporation)      (I.R.S. Employer Identification No.)

100 Century Boulevard, West Palm Beach, Florida        33417
  (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code: 407-640-3155


Securities registered pursuant to Section 12(b) of the Act:

     Title of each class      Name of each exchange on
                                 which registered

Common stock, par value       New York Stock Exchange
     $.01 per share



Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                          Yes   X    No


            This report contains a total of  16  pages.

CV REIT, INC. AND SUBSIDIARIES



PART I.   Financial Information



Item 1.   Financial Statements

          The consolidated financial statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been consolidated or omitted pursuant to such rules and regulations; however, the registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the registrant's annual report on Form 10-K for the fiscal year ended December 31, 1993.

          The consolidated financial statements for the interim periods included herein, which are unaudited, include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position and results of operations of the registrant for the periods presented. The results of operations for interim periods should not be considered indicative of results to be expected for the full year.

CV REIT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
                                         Mar.31,        Dec.31,
               ASSETS                     1994           1993
               ------                    ---------    ---------
Investments:
   Real estate mortgage notes             $105,053     $105,863
   Real estate acquired by foreclosure       9,018        8,688
   Accrued interest receivable                 938          470
                                          --------     --------
                                           115,009      115,021
   Less allowance for losses                (5,119)      (5,119)
                                          --------     --------
                                           109,890      109,902
   GNMA certificates (cost of $35,006
    in 1994 and market value of
    $36,000 in 1993)                        33,215       35,781
   Real estate and investments in real
    estate partnerships, net of
    accumulated depreciation                 6,291        6,331
   Investment in Hilcoast Development
    Corp. 10% Cumulative Preferred Stock    5,000         5,000
                                          --------     --------
      Total investments                    154,396      157,014

Cash (including $851 and $822 restricted)    1,511        5,050
Other                                        1,235        1,163
                                          --------     --------
                                          $157,142     $163,227
                                          ========     ========
  LIABILITIES AND STOCKHOLDERS' EQUITY
  ------------------------------------
Liabilities and other credits:
   Borrowings                              $72,797      $77,201
   Accounts payable, accruals and other
    liabilities                                880          901
   Dividends payable                         2,406        2,250
   Deferred income taxes                     7,505        8,179
                                          --------     --------
      Total liabilities and other credits   83,588       88,531
                                          --------     --------
Stockholders' equity:
   Common stock, $.01 par-shares authorized
    10,000,000; outstanding  7,966,621         80           80
   Additional paid-in capital              18,490       18,490
   Retained earnings                       56,102       56,126
   Unrealized loss on GNMA certificates
     available for sale                    (1,118)           -
                                         --------     --------
      Total stockholders' equity           73,554       74,696
                                         --------     --------
                                         $157,142     $163,227
                                         ========     ========
See accompanying notes to consolidated financial statements

CV REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)



                                           Three Months Ended
                                                March 31,
                                          --------------------
                                             1994      1993
                                          ---------  ---------
Income:
   Interest, substantially from
     mortgage notes                         $3,470     $3,492
   Rent and other                              253        224
   Dividend on Hilcoast Development
     Corp. Preferred Stock                     125        125
   Reversal of losses                          200          _
                                         ---------  ---------
                                             4,048      3,841
                                         ---------  ---------

Expenses:
   Interest                                  1,417      1,551
   Operating, general and administrative       464        696
   Depreciation                                 40         33
                                         ---------  ---------
                                             1,921      2,280
                                         ---------  ---------
Net income                                  $2,127     $1,561
                                         =========  =========

Net income per common share                  $0.27      $0.22
                                         =========  =========

Dividends declared per common share          $0.27      $0.25
                                         =========  =========

Average common shares outstanding        7,966,621  7,218,633
                                         =========  =========



See accompanying notes to consolidated financial statements

CV REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF RETAINED EARNINGS

(in thousands)






     Balance at December 31, 1993                 $56,126

     Net income for the three months
       ended March 31, 1994                         2,127

     Dividends declared                            (2,151)
                                                  -------

     Balance at March 31, 1994                    $56,102
                                                  =======



See accompanying notes to consolidated financial statements.

CV REIT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
                                             Three Months Ended
                                                  March 31,
                                             ------------------
                                                1994     1993
                                             --------- --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $2,127   $1,561
  Adjustment to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                  40       33
      Reversal of losses                          (200)       -
      Amortization of deferred financing costs     222       51
                                              -------- --------
  Funds from operations                          2,189    1,645

  Increase in accrued interest receivable
    and other assets                              (762)    (443)
  (Decrease) increase in accounts payable,
    accruals and other liabilities                 (21)     181
                                               -------  -------
Net cash provided by operating activities        1,406    1,383
                                               -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in real estate mortgage notes     (7,305)  (4,592)
  Collections on real estate mortgage notes      7,994    4,113
  Return of principal on GNMA certificates         774       66
  Proceeds from sales of real estate
    acquired by foreclosure and other               (9)     516
                                               -------  -------
Net cash provided by investing activities        1,454      103
                                               -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                           -      555
  Repayments of borrowings                      (4,404)    (383)
  Cash dividends paid                           (1,995)  (1,806)
  Increase in restricted cash                      (29)       -
                                               -------  -------
Net cash used in financing activities           (6,428)  (1,634)
                                               -------  -------
Net decrease in unrestricted cash               (3,568)    (148)
Unrestricted cash at beginning of quarter        4,228    3,283
                                               -------  -------
Unrestricted cash at end of quarter               $660   $3,135
                                               =======  =======

Supplemental disclosure of cash flow information:
  Cash paid during quarter for interest         $1,419   $1,554
                                               =======  =======

See accompanying notes to consolidated financial statements.

CV REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Investments


     (a) Investments in real estate mortgage notes, substantially all of which are collateralized by real estate located in southeast Florida, consist of (in thousands):

                                        Mar. 31,  Dec. 31,
                                          1994      1993
                                        --------  --------
Hilcoast Development Corp.
  ("Hilcoast"):
     Term Loan  (Note 1(b))             $ 33,672  $ 34,504
     Line of Credit (Note 1(b))            8,175     6,525
     Other                                 3,165     3,195
                                        --------  --------
                                          45,012    44,224

First mortgage installment notes,
   with self-amortizing equal
   monthly principal and interest
   payments due through 2012, with
   interest averaging 13%, collateral-
   ized by recreation facilities at
   three Century Village communities
   in West Palm Beach, Boca Raton and
   Deerfield Beach, Florida
   ("Recreation Notes")                   44,692    44,808


First mortgage notes, maturing
   through 1998, with interest
   ranging primarily from
   8% to 10.5%, collateralized
   principally by real property in
   Palm Beach and Broward
   Counties, Florida:
     Residential                           9,137    10,643
     Commercial                            6,212     6,188
                                        --------  --------
               Totals                   $105,053  $105,863
                                        ========  ========

     (b)  Hilcoast

     The Lines of Credit consist of revolving construction loan commitments in the amount of $6.5 million (the "$6.5 million Line of Credit") and $3 million (the "$3 million Line of Credit"). The Term Loan and the $6.5 million Line of Credit mature on July 31, 1998, except as described below with respect to the conversion of the Term Loan, and bear interest, payable monthly, at prime (6.25% at March 31, 1994) plus 3%, but in any event not less than 9% nor more than 11%. The $3 million Line of Credit matures on March 31, 1995 and bears interest, payable monthly, at prime plus 3% with a floor of 11%. The Term Loan and the Lines of Credit are collateralized by first mortgages on certain residential and commercial real estate at the Century Village at Pembroke Pines, Florida adult condominium project ("Century Village"), a second mortgage on the recreation facilities at Century Village (subordinated to a first mortgage to The Daiwa Bank, Ltd. ("Daiwa") in the amount of $5.1 million at March 31, 1994) and certain other assets (the "Collateral"). Hilcoast is required to pay commitment fees of 1.8% and .9% per annum on the unused portion of the $6.5 million Line of Credit and the $3 million Line of Credit, respectively. The Term Loan requires minimum annual principal payments, which include specific release prices for the Collateral, and which will reduce the Term Loan to $25 million by July 31, 1998.

     Provided that the Daiwa indebtedness (which matures on October 31, 1996) has been satisfied, when the Term Loan has been reduced to $25 million, it will be converted to an 11%, fixed rate, 25 year self-amortizing loan providing for equal monthly payments of principal and interest (the "Permanent Loan"). The release prices for the Collateral will then be applied to a permanent reduction of amounts available under the Lines of Credit. The Permanent Loan may not be prepaid by Hilcoast without a prepayment penalty and will be collateralized by a first mortgage on the recreation facilities at Century Village.

     In connection with the acquisition by Hilcoast of the Collateral and certain other assets in July 1992, Hilcoast issued a $2.8 million promissory note (the "Purchase Note") to the seller, guaranteed by the Company and collateralized by $4.2 million of the Company's $5 million investment in Hilcoast Preferred Stock. The Purchase Note bears interest at prime (6.25% at March 31, 1994) plus 1/2%, and requires principal payments by Hilcoast of $.8 million on July 31, 1994 and the remaining balance on July 31, 1995. Upon satisfaction of the Purchase Note by Hilcoast and the release of the Hilcoast Preferred Stock, the $6.5 million Line of Credit may be increased by Hilcoast to $7.5 million.

     (c) Real estate acquired by foreclosure consists of (before allowance for losses - in thousands):


                                             Mar. 31,  Dec. 31,
                                               1994      1993
                                             --------  --------
     Commercial:
       Broward County, Florida:
         29 acre commercial site in
           Miramar                           $ 2,563   $ 2,563
         Nine acre office building
           site in Dania                       5,000     5,000

       Other                                     600       600
                                             -------   -------
          Total commercial                     8,163     8,163

     Residential                                 855       525
                                             -------   -------
          Totals                             $ 9,018   $ 8,688
                                             =======   =======



     (d)  GNMA Certificates

     In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities", effective for fiscal years beginning after December 15, 1993. SFAS 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values, and for all investments in debt securities. Investments in securities are to be classified as either held-to-maturity, trading or available for sale.

     The Company's investment in GNMA certificates has been classified as available for sale and stated at market value at March 31, 1994. Unrealized holding losses, representing the amount required to reduce the GNMA certificates from cost to market value on that date, amounted to $1,792,000. A charge of $1,118,000 (unrealized holding losses net of income tax effect) has been reported as a separate component of stockholders' equity.

     The Company has used its GNMA certificates, which yielded an average of 7% at March 31, 1994, as collateral to borrow short term funds (three months or less) under reverse repurchase agreements. As of March 31, 1994, the Company was paying an average of 3.5% on the outstanding balance of these borrowings. On April 5, 1994, the Company sold its GNMA certificate portfolio ($34.8 million cost) for $32.4 million and repaid the $31.9 million of reverse repurchase agreements outstanding on that date. The $2.4 million loss realized on the sale will be included in the second quarter statement of operations.

     (e) Real estate and investments in real estate partnerships are located in southeast Florida and consist of (in thousands):

                                             Mar. 31,  Dec. 31,
                                               1994      1993
                                             --------  --------

  Days Inn Motel, West Palm Beach            $ 3,654   $ 3,654
  Administration Building, West Palm Beach       764       756
  Other                                          522       520
                                             -------   -------
                                               4,940     4,930
     Accumulated depreciation                 (1,980)   (1,940)
                                             -------   -------
                                               2,960     2,990
     45%-50% investments in self-storage
       warehouse partnerships                  3,331     3,341
                                             -------   -------
                 Totals                      $ 6,291   $ 6,331
                                             =======   =======


(2)  Borrowings

     (a)  Borrowings consist of (in thousands):


                                             Mar. 31,  Dec. 31,
                                               1994      1993
                                             --------  --------
Collateralized Mortgage Obligations
  ("CMO's"), net of unamortized
  discount of $1.2 million and $1.3
  million based on an effective
  interest rate of 8.84% (Note 2(b))         $40,175   $40,579
Short-term reverse repurchase
  agreements  (Note 1(d))                     32,622    32,622
Bank loans                                         -     4,000
                                             -------   -------
                 Totals                      $72,797   $77,201
                                             =======   =======

     (b)  The CMO's are collateralized by the Recreation Notes
(Note 1(a)), require quarterly self-amortizing principal and interest payments and mature on March 15, 2007.



(3)  Commitments and Contingencies - TGI Development, Inc. ("TGI")


     On October 9, 1989, TGI filed a complaint against the Company,
H. Irwin Levy and certain unrelated parties alleging misrepresentations by the defendants in connection with the Plaintiff's purchase and development of land at Boca Grove Plantation. The complaint, as subsequently amended, consisted of counts of common law fraud and breach of contract and sought compensatory damages of approximately $2 million in addition to punitive damages. On October 3, 1990, the Company filed a counterclaim against TGI in connection with an $800,000 promissory
note from TGI to the Company.   The Company has also filed a
complaint for malicious prosecution against TGI and certain of its principals. On February 9, 1994, the Court granted a Final Judgment in favor of the Company as to the count of common law fraud. The effect of the Court's ruling is to take away the fraud count from the Plaintiff, and to strike the punitive damage claim. On April 5, 1994, the parties entered into an agreement which provides for the Plaintiff to immediately dismiss the breach of contract count and to agree to the entry of a judgment in the amount of $1.1 million in favor of the Company on the aforementioned counterclaim. The Company has agreed not to execute that judgment until completion of the Plaintiff's appeal of the Final Judgment on the punitive damage claim. Although the Company believes it has substantial defenses, the ultimate outcome of this litigation cannot presently be determined. Accordingly, no provision for any liability that may result upon final adjudication has been made in the accompanying financial statements.



(4)  Consulting and Advisory Agreement with Hilcoast
       (the "Agreement")


     Under the Agreement, Hilcoast provides certain investment advisory, consulting and administrative services to the Company. The Agreement expires on July 31, 1994, provides for the payment of $10,000 per month to Hilcoast, plus reimbursement for all out of pocket expenses, and may be terminated by Hilcoast upon 180 days notice and by the Company upon 30 days notice. H. Irwin Levy, a principal stockholder and the former Chairman of the Board of the Company, Joseph D. Weingard, a former director of the Company and Michael S. Rubin and Jack Jaiven, former officers of the Company, presently serve as officers and/or directors of Hilcoast.

Management's Discussion and Analysis of
   Results of Operations and Financial Condition



Results of Operations

For the quarter ended March 31, 1994, net income was $2,127,000 as compared to $1,561,000 in the corresponding quarter of 1993.

The $566,000 increase in quarterly earnings was principally attributable to a $232,000 decrease in operating, general and administrative expenses, a $200,000 reversal of losses previously provided and a $112,000 increase in net interest income.

The decrease in operating, general and administrative expenses was primarily due to the elimination of costs incurred in connection with operating residential real estate acquired by foreclosure, sold during 1993, and reduced legal fees. The increase in net interest income reflects $268,000 of reduced interest expense, partially offset by a charge of $133,000 representing unamortized deferred financing costs incurred in 1993 in connection with a bank loan repaid during the first quarter of 1994.


Liquidity and Capital Resources

     At March 31, 1994, total assets were $157.1 million, including $105.1 million in real estate mortgage notes. Approximately $44.7 million of the real estate mortgage notes provide for self-amortizing, equal monthly installment payments through 2012 and are collateralized by recreation facilities under long-term leases with residents living in the approximately 22,000 apartments at Century Village adult condominium communities at West Palm Beach, Deerfield Beach and Boca Raton, Florida ("Recreation Notes"). The operations of these facilities historically have been profitable and, in the Company's opinion, are not likely to be affected by adverse economic conditions.

     The remaining $60.4 million of real estate mortgage notes included $45 million due from Hilcoast Development Corp. ("Hilcoast"), principally collateralized by first mortgages on certain real estate at the planned 7780 unit Century Village at Pembroke Pines adult condominium community in Broward County, Florida ("Century Village"), and a second mortgage on the
recreation facilities located at Century Village.   Of this amount,
approximately $20 million is scheduled to be repaid through July 1998 and the remaining $25 million is scheduled to be converted by July 1998 to a 25 year, self-amortizing loan providing for equal monthly installment payments of principal and interest, collateralized by a first mortgage on the recreation facilities at Century Village. At March 31, 1994, 5,837 units had been sold and delivered at Century Village and the backlog of units under contract for future delivery was 318 units.

     Collections on the Company's real estate mortgage notes will be affected by the future success of the projects which collateralize these notes, which may, in turn, be affected by conditions in the housing and commercial real estate markets and interest rates.

     Operating funds are currently generated from interest income on mortgage notes, rentals from income producing properties, distributions from self-storage warehouse partnerships and dividend income on the Company's investment in Hilcoast Preferred Stock. Dividend payments to stockholders, in accordance with the provisions of the Internal Revenue Code, limit the Company from utilizing significant amounts of income-generated funds for
investment purposes.   Repayments received on mortgage notes and
proceeds from sales of real estate are expected to be reinvested in outstanding real estate mortgage loan commitments, principally to Hilcoast, and invested in new real estate investment opportunities which may arise.

     During the first quarter of 1994 and 1993, the Company declared cash dividends of $.27 per share and $.25 per share, aggregating $2.2 million and $1.8 million, respectively. During the same period, the Company's funds from operations (cash flow from operating activities before changes in operating assets and liabilities) was $2.2 million or $.27 per share and $1.6 million or $.23 per share, respectively (see Consolidated Statements of Cash Flows). On April 25, 1994, the Board of Directors declared the second quarter cash dividend of $.27 per share.

     Total assets at March 31, 1994 included $35.0 million (at cost) of long-term GNMA certificates, which yielded an average of 7% at March 31, 1994 and which were collateral for short-term borrowings under reverse repurchase agreements ("reverse repos") of $32.6 million at an average rate of 3.5%. During the current first quarter, net interest income from the GNMA portfolio amounted to $345,000. As a result of the recent precipitous downturn and volatility in the bond market, on April 5, 1994 the Company sold its GNMA certificate portfolio and repaid the reverse repos. The $2.4 million loss realized on the sale will be included in the second quarter statement of operations. The loss from the sale does not impact funds from operations and will not affect the remaining 1994 quarterly dividends. However, dependent upon the Company's replacement investments, net interest income may decrease slightly, which may have a relatively minor effect on quarterly dividends. This decrease will be partially offset by increased interest income on the Company's approximately $45 million of variable rate mortgage notes receivable as a result of the recent increase in the prime rate from 6% to 6.75%.

     In connection with the retirement of the Company's 9.25% senior subordinated notes, on October 26, 1993 the Company entered into a loan agreement with Ohio Savings Bank (the "Ohio Savings Loan") under which the Company borrowed $7.5 million. As of March 31, 1994, the Company had repaid the Ohio Savings Loan in full. On

February 28, 1994, the Company completed an amendment to the Ohio Savings Loan which provides for a $2.5 million revolving line of credit. The revolving line of credit bears interest at prime plus 2% through October 31, 1994 and prime plus 1.5% thereafter through the December 31, 1995 maturity date and is secured by a collateral assignment of primarily all of the Company's mortgage notes receivable from Hilcoast. As of March 31, 1994 there was no outstanding balance on this loan.

     At March 31, 1994, the outstanding balance of the Company's Collateralized Mortgage Obligations (the "CMO's") amounted to $40.1 million (net of unamortized discount of $1.2 million based on an effective interest rate of $8.84%). The CMO's are collateralized by the Recreation Notes and require self-amortizing principal and interest payments through March 2007. During the term of the CMO's, the Company's scheduled annual debt service requirement approximates $5.2 million compared to annual principal and interest payments scheduled to be received under the Recreation Notes of $6.5 million.

     At March 31, 1994, commitments on outstanding real estate loans which the Company expects will require funding consisted of Hilcoast Lines of Credit and amounted to $1.3 million. The Company expects to be able to meet this commitment with internally generated funds, including principal repayments on real estate mortgage notes. During the quarter ended March 31, 1994, there were no new loan commitments. There are currently no material commitments for capital expenditures.


Inflation


     The Company's interest-sensitive mortgage notes receivable approximated $45 million, as of March 31, 1994, including $40.2 million from Hilcoast with interest at prime plus 3% (9.25% at March 31, 1994). As a result, inflation may have a positive effect on the Company's operations if such inflation is accompanied by rising interest rates. However, interest on the Hilcoast loans generally cannot be less than 9% nor more than 11%.



Other

     The FASB has issued Statement No.106 "Employer's Accounting for Postretirement Benefits Other than Pensions". The Company expects that this Statement will not have any impact on its financial statements.

CV REIT, INC. AND SUBSIDIARIES




     PART II.  Other Information




     Item 6 - Exhibits and Reports on Form 8-K:


          Exhibit:

              10(a) First Amendment to Loan Agreement, Security
                    Agreement and Collateral Assignment of Loans, Notes, Mortgages and Security Documents with Ohio Savings Bank dated February 25, 1994.



          Reports on Form 8-K

              The Company was not required to file Form 8-K during the quarter for which this report is filed.

CV REIT, INC.








SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    CV REIT, INC.
                              ________________________________
                                     (Registrant)




May 10, 1994                   /s/ Alvin Wilensky
                              _________________________________
                              Alvin Wilensky, President





May 10, 1994                   /s/ Elaine Kahant
                              _________________________________
                              Elaine Kahant, Vice President
                                        and Treasurer