Form 10-Q
period 1994-06-30
CV REIT INC
filed 1994-08-05
CIK 18934

               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549
                           __________

                            FORM 10-Q
(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               For the quarter ended June 30, 1994

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
                          Yes   X    No


            This report contains a total of  17  pages.

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

                 CV REIT, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                     (dollars in thousands)

                                         June 30,  December 31,
ASSETS                                     1994       1993
- - ------                                   --------  ------------
Investments:
   Real estate mortgage notes            $100,728      $105,863
   Real estate acquired by foreclosure      8,951         8,688
   Accrued interest receivable                947           470
                                         --------      --------
                                          110,626       115,021
   Less allowance for losses               (5,084)       (5,119)
                                         --------      --------
                                          105,542       109,902
   GNMA certificates (market value of
     $36,000 in 1993)                          --        35,781
   Real estate and investments in real
     estate partnerships, net of
     accumulated depreciation               6,204         6,331
   Investment in Hilcoast Development Corp.
     10% Cumulative Preferred Stock         5,000         5,000
                                         --------      --------
      Total investments                   116,746       157,014
Cash (including $851 and $822 restricted)   5,324         5,050
Other                                       1,009         1,163
                                         --------      --------
                                         $123,079      $163,227
                                         ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------
Liabilities and other credits:
   Borrowings                             $39,762       $77,201
   Accounts payable, accruals and other
     liabilities                              611           901
   Dividends payable                        2,403         2,250
   Deferred income taxes                    8,179         8,179
                                         --------      --------
      Total liabilities and other credits  50,955        88,531
                                         --------      --------
Stockholders' equity:
   Common stock, $.01 par-shares authorized
    10,000,000; outstanding  7,966,621         80            80
   Additional paid-in capital              18,490        18,490
   Retained earnings                       53,554        56,126
                                         --------      --------
      Total stockholders' equity           72,124        74,696
                                         --------      --------
                                         $123,079      $163,227
                                         ========      ========

See accompanying notes to consolidated financial statements

                        CV REIT, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
               (dollars in thousands, except per share data)




                           Three Months Ended   Six Months Ended
                               June 30,             June 30,
                           -------------------------------------
                                1994       1993      1994   1993
                           -------------------------------------
Income:
   Interest, substantially
     from mortgage notes    $2,986    $3,450    $6,456   $6,942
   Rent and other              381       353       759      702
   Reversal of losses           --       100       200      100
                            ------    ------    ------   ------
                             3,367     3,903     7,415    7,744
                            ------    ------    ------   ------
Expenses:
   Interest                    945     1,524     2,362    3,075
   Operating, general and
     administrative            386       543       850    1,239
   Depreciation                 41        33        81       66
                            ------    ------    ------   ------
                             1,372     2,100     3,293    4,380
                            ------    ------    ------   ------
Income before loss on sale of
   GNMA certificates         1,995     1,803     4,122    3,364

Loss on sale of GNMA
   certificates              2,392        --     2,392       --
                            ------    ------    ------   ------
Net income (loss)            ($397)   $1,803    $1,730   $3,364
                            ======    ======    ======   ======
Net income (loss) per
   common share             ($0.05)    $0.25     $0.22    $0.47
                            ======    ======    ======   ======
Dividends declared per
   common share              $0.27     $0.25     $0.54    $0.50
                            ======    ======    ======   ======
Average common shares
   outstanding            7,966,621 7,218,633 7,966,621 7,218,633
                          ========= ========= ========= =========





   See accompanying notes to consolidated financial statements

           CV REIT, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                  (in thousands)




Balance at December 31, 1993                   $56,126

Net income for the six months
  ended June 30, 1994                            1,730

Cash dividends declared                         (4,302)
                                            ----------

Balance at June 30, 1994                       $53,554
                                            ==========




See accompanying notes to consolidated financial statements.

                   CV REIT, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands)
                                               Six Months Ended
                                                    June 30,
                                              -------- --------
                                                1994     1993
                                              -------- --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $1,730   $3,364
  Adjustment to reconcile net income to net cash
    provided by operating activities:
      Depreciation                                  81       66
      Reversal of losses                          (200)    (100)
      Amortization of deferred financing costs     276      102
      Loss on sale of GNMA certificates          2,392        -
                                               -------  -------
  Funds from operations                          4,279    3,432
  Increase in accrued interest receivable
    and other assets                              (553)    (520)
  Decrease in accounts payable,
    accruals and other liabilities                (290)    (405)
                                               -------  -------
Net cash provided by operating activities        3,436    2,507
                                               -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in real estate mortgage notes    (13,125)  (9,817)
  Collections on real estate mortgage notes     18,139   11,427
  Sale of GNMA certificates                     32,412        -
  Return of principal on GNMA certificates         977      265
  Proceeds from sales of real estate
    acquired by foreclosure and other               23    1,302
                                               -------  -------
Net cash provided by investing activities       38,426    3,177
                                               -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                           -      555
  Repayments of borrowings                     (37,439)    (814)
  Cash dividends paid                           (4,149)  (3,614)
  Increase in restricted cash                      (29)       -
                                               -------  -------
Net cash used in financing activities          (41,617)  (3,873)
                                               -------  -------
Net decrease in unrestricted cash                  245    1,811
Unrestricted cash at beginning of period         4,228    3,283
                                               -------  -------
Unrestricted cash at end of period              $4,473   $5,094
                                               =======  =======
Supplemental disclosure of cash flow information:
  Cash paid during period for interest          $2,514   $3,124
                                               =======  =======

 See accompanying notes to consolidated financial statements.

                 CV REIT, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           ==========================================


(1) Investments


     (a) Investments in real estate mortgage notes, substantially all of which are collateralized by real estate located in southeast Florida, consist of (in thousands):

                                        June 30,  December 31,
                                          1994        1993
                                        --------  ------------
Hilcoast Development Corp.
  ("Hilcoast"):
     Term Loan  (Note 1(b))             $ 32,266      $ 34,504
     Lines of Credit (Note 1(b))           8,300         6,525
     Other                                 3,120         3,195
                                        --------      --------
                                          43,686        44,224

First mortgage installment notes,
   with self-amortizing equal
   monthly principal and interest
   payments due through 2012, with
   interest averaging 13%, collateral-
   ized by recreation facilities at
   three Century Village communities
   in West Palm Beach, Boca Raton and
   Deerfield Beach, Florida
   ("Recreation Notes" - Note (2))        44,514        44,808


First mortgage notes, maturing
   through 1998, with interest
   ranging primarily from
   8% to 10.5%, collateralized
   principally by real property in
   Palm Beach and Broward
   Counties, Florida:
     Residential                           6,291        10,643
     Commercial                            6,237         6,188
                                        --------      --------
               Totals                   $100,728      $105,863
                                        ========      ========

     (b)  Hilcoast

     At June 30, 1994, the Lines of Credit consisted of revolving construction loan commitments in the amount of $6.5 million (the "$6.5 million Line of Credit") and $3 million (the "$3 million Line of Credit"). The Term Loan and the $6.5 million Line of Credit mature on July 31, 1998, except as described below with respect to the conversion of the Term Loan, and bear interest, payable monthly, at prime (7.25% at June 30, 1994) plus 3%, but in any event not less than 9% nor more than 11%. In July 1994, the $3 million Line of Credit, which originally matured on March 31, 1995, was extended to March 31, 1996 and the Company agreed to increase the Lines of Credit by a maximum of $2.5 million (the "$2.5 million Line of Credit"), generally based on 50% of principal payments received under the Term Loan commencing on the date the principal balance of the Term Loan has been reduced to $30 million. The $2.5 million Line of Credit bears interest, payable monthly, at 12.5% and matures on January 31, 1996. The $3 million Line of Credit bears interest, payable monthly, at prime plus 3% with a floor of 11%.

     The Term Loan and the Lines of Credit are collateralized by first mortgages on certain residential and commercial real estate at the Century Village at Pembroke Pines, Florida adult condominium project ("Century Village"), a second mortgage on the recreation facilities at Century Village (subordinated to a first mortgage to The Daiwa Bank, Ltd. ("Daiwa") in the amount of $4.4 million at June 30, 1994) and certain other assets (the "Collateral"). Hilcoast is required to pay commitment fees of 1.8% and .9% per annum on the unused portion of the $6.5 million Line of Credit and the remaining $5.5 million Lines of Credit, respectively. The Term Loan requires minimum annual principal payments, which include specific release prices for the Collateral, and which will reduce the Term Loan to $25 million by July 31, 1998.

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

     In connection with the acquisition by Hilcoast of the Collateral and certain other assets in July 1992, Hilcoast issued a promissory note (the "Purchase Note") to the seller, with an outstanding balance of $2 million at June 30, 1994, guaranteed by the Company and collateralized by $3 million of the Company's $5 million investment in Hilcoast Preferred Stock. The Purchase Note bears interest at prime (7.25% at June 30, 1994) plus 1/2%, and is payable by Hilcoast on July 31, 1995. Upon satisfaction of the Purchase Note and the release of the Hilcoast Preferred Stock, the $6.5 million Line of Credit may be increased by Hilcoast to $7.5 million.

     (c) Real estate acquired by foreclosure consists of (before allowance for losses - in thousands):

                                            June 30,  December 31,
                                              1994       1993
                                            --------  ------------
     Commercial:
       Broward County, Florida:
         29 acre commercial site in
           Miramar                           $ 2,563       $ 2,563
         Nine acre office building
           site in Dania                       5,000         5,000

       Other                                     600           600
                                             -------       -------
          Total commercial                     8,163         8,163

     Residential                                 788           525
                                             -------       -------
          Totals                             $ 8,951       $ 8,688
                                             =======       =======


     (d)  GNMA Certificates

     On April 5, 1994, the Company sold its GNMA certificate portfolio for $32.4 million and realized a $2.4 million loss on the sale.

     (e) Real estate and investments in real estate partnerships are located in southeast Florida and consist of (in thousands):

                                            June 30,  December 31,
                                              1994       1993
                                            --------  ------------

  Days Inn Motel, West Palm Beach            $ 3,654      $ 3,654
  Administration Building, West Palm Beach       764          756
  Other                                          524          520
                                             -------      -------
                                               4,942        4,930
  Accumulated depreciation                     (2,021)      (1,940)
                                             -------      -------
                                               2,921        2,990
  45%-50% investments in self-storage
    warehouse partnerships in south Florida    3,283        3,341
                                             -------      -------
                 Totals                      $ 6,204      $ 6,331
                                             =======      =======

(2)  Borrowings

     (a)  Borrowings consist of (in thousands):


                                            June 30,  December 31,
                                              1994        1993
                                            --------  ------------
Collateralized Mortgage Obligations
  ("CMO's"), net of unamortized
  discount of $1.2 million and $1.3
  million based on an effective
  interest rate of 8.84% (Note 2(b))         $39,762       $40,579
Short-term reverse repurchase
  agreements                                      --        32,622
Bank loans                                        --         4,000
                                            -------        -------
                 Totals                      $39,762       $77,201
                                             =======       =======



     (b)  The CMO's are collateralized by the Recreation Notes
(Note 1(a)), require quarterly self-amortizing principal and interest payments and mature on March 15, 2007.



(3)  Commitments and Contingencies - TGI Development, Inc. ("TGI")

     On October 9, 1989, TGI filed a complaint against the Company,
H. Irwin Levy (Note (4)) and certain unrelated parties alleging misrepresentations by the defendants in connection with the Plaintiff's purchase and development of land from a previous borrower of the Company at Boca Grove Plantation. The complaint, as subsequently amended, consisted of counts of common law fraud and breach of contract and sought compensatory damages of approximately $2 million in addition to punitive damages. On October 3, 1990, the Company filed a counterclaim against TGI in connection with an $800,000 promissory note from TGI to the
Company.   On February 9, 1994, the Court granted a Final Judgment
in favor of the Company as to the count of common law fraud, which strikes the punitive damage claim. On April 5, 1994, the parties entered into an agreement which provides for the Plaintiff to immediately dismiss the breach of contract count and to agree to the entry of a judgment in the amount of $1.1 million in favor of the Company on the aforementioned counterclaim. The Company has agreed not to execute that judgment until completion of the Plaintiff's appeal of the Final Judgment on the punitive damage claim. Although the Company believes it has substantial defenses, the ultimate outcome of this litigation cannot presently be determined. Accordingly, no provision for any liability that may result upon final adjudication has been made in the accompanying financial statements.

(4)  Consulting and Advisory Agreement with Hilcoast
       (the "Agreement")


     Under the Agreement, Hilcoast provides certain investment advisory, consulting and administrative services to the Company. The Agreement expires on July 31, 1995, provides for the payment of $10,000 per month to Hilcoast, plus reimbursement for all out of pocket expenses, and may be terminated by Hilcoast upon 180 days notice and by the Company upon 30 days notice. H. Irwin Levy, a principal stockholder and the former Chairman of the Board of the Company, Joseph D. Weingard, a former director of the Company, and Michael S. Rubin and Jack Jaiven, former officers of the Company, presently serve as officers and/or directors of Hilcoast.

Management's Discussion and Analysis of
   Results of Operations and Financial Condition



Results of Operations

     During the second quarter ended June 30, 1994, income before loss on sale of GNMA certificates was $1,995,000 as compared to $1,803,000 in the corresponding quarter of 1993.

     The $192,000 increase in quarterly earnings was principally attributable to a $115,000 increase in net interest income and a $157,000 decrease in operating, general and administrative expenses, partially offset by a $100,000 reversal of losses in 1993.


     The $115,000 increase in net interest income was principally attributable to an approximately $350,000 reduction in interest expense principally due to the repayment in November 1993 of the Company's subordinated notes, and an approximately $90,000 increase in interest income on the Company's variable rate mortgage notes receivable due to the rise in the prime rate during 1994. These items were partially offset by a reduction of $334,000 in net interest income resulting from the sale of the GNMA portfolio.


     The decrease in operating, general and administrative expenses was primarily due to the elimination of costs incurred in connection with operating residential real estate acquired by foreclosure, sold during 1993, and reduced legal fees.


     For the six months ended June 30, 1994 income before loss on sale of GNMA certificates was $4,122,000 compared to $3,364,000 for the same period of 1993.

     The $758,000 increase was principally due to a $227,000 increase in net interest income and a $389,000 reduction in operating, general and administrative expenses.

     The increase in net interest income reflects a decrease of $692,000 in interest expense resulting from the aforementioned reduction in borrowings, partially offset by $357,000 in reduced net interest income due to the sale of the GNMA certificates and a charge of $133,000 representing unamortized deferred financing costs incurred in 1993 in connection with a bank loan repaid during the first quarter of 1994.

     On April 5, 1994, the Company sold its GNMA certificate portfolio for $32.4 million and realized a $2.4 million loss on the sale.

Liquidity and Capital Resources


     At June 30, 1994, total assets were $123.1 million, including $100.7 million in real estate mortgage notes. Approximately $44.5 million of the real estate mortgage notes provide for self-amortizing, equal monthly installment payments through 2012 and are collateralized by recreation facilities under long-term leases with residents living in the approximately 22,000 apartments at Century Village adult condominium communities at West Palm Beach, Deerfield Beach and Boca Raton, Florida ("Recreation Notes"). The operations of these facilities historically have been profitable and, in the Company's opinion, are not likely to be affected by adverse economic conditions.

     The remaining $56.2 million of real estate mortgage notes included $43.7 million due from Hilcoast Development Corp. ("Hilcoast"), principally collateralized by first mortgages on certain real estate at the planned 7780 unit Century Village at Pembroke Pines adult condominium community in Broward County, Florida ("Century Village"), and a second mortgage on the
recreation facilities located at Century Village.   Of this amount,
approximately $18.7 million is scheduled to be repaid through July 1998 and the remaining $25 million is scheduled to be converted by July 1998 to a 25 year, self-amortizing loan providing for equal monthly installment payments of principal and interest, collateralized by a first mortgage on the recreation facilities at Century Village. At June 30, 1994, 5,989 units had been sold and delivered at Century Village and the backlog of units under contract for future delivery was 275 units with a sales value of $21 million.

     Collections on the Company's real estate mortgage notes will be affected by the future success of the projects which collateralize these notes, which may, in turn, be affected by conditions in the housing and commercial real estate markets and interest rates.

     Operating funds are currently generated from interest income on mortgage notes, rentals from income producing properties, distributions from self-storage warehouse partnerships and dividend income on the Company's investment in Hilcoast Preferred Stock. Dividend payments to stockholders, in accordance with the provisions of the Internal Revenue Code, limit the Company from utilizing significant amounts of income-generated funds for
investment purposes.   Repayments received on mortgage notes and
proceeds from sales of real estate are expected to be reinvested in the Company's outstanding real estate mortgage loan commitments to Hilcoast, and invested in new real estate investment opportunities which may arise.

     During the six months ended June 30, 1994 and 1993, the Company declared cash dividends of $.54 per share and $.50 per share, aggregating $4.3 million and $3.6 million, respectively. During the same period, the Company's funds from operations (cash flow from operating activities before changes in operating assets and liabilities) was $4.3 million or $.54 per share and $3.4 million or $.48 per share, respectively (see Consolidated Statements of Cash Flows).

     The Company had been using its long-term GNMA certificates as collateral to borrow short term funds (three months or less). In connection with the sale of its GNMA certificate portfolio on April 5, 1994 for $32.4 million, the Company repaid the $31.9 million outstanding balances of its short-term borrowings and realized a $2.4 million loss on the sale. The loss from the sale did not impact funds from operations and will not affect the remaining 1994 quarterly dividends. However, dependent upon the Company's replacement investments, net interest income may decrease slightly, which may have a relatively minor effect on quarterly dividends. This decrease has been partially offset by increased interest income on the Company's approximately $40 million of variable rate mortgage notes receivable as a result of the recent increases in the prime rate.

     At June 30, 1994, the outstanding balance of the Company's Collateralized Mortgage Obligations (the "CMO's") amounted to $39.8 million (net of unamortized discount of $1.2 million based on an effective interest rate of $8.84%). The CMO's are collateralized by the Recreation Notes and require self-amortizing principal and interest payments through March 2007. During the term of the CMO's, the Company's scheduled annual debt service requirement approximates $5.2 million compared to annual principal and interest payments scheduled to be received under the Recreation Notes of $6.5 million.

     Commitments on outstanding real estate loans which the Company expects will require funding consist of $4.7 million under the Hilcoast Lines of Credit. The Company expects to be able to meet this commitment with internally generated funds, including principal repayments on real estate mortgage notes. The Company has a $2.5 million revolving line of credit with a financial institution which matures on December 31, 1995. As of June 30, 1994, there was no outstanding balance on this line. There are currently no material commitments for capital expenditures.

Inflation


     The Company's interest-sensitive mortgage notes receivable approximated $43.2 million, as of June 30, 1994, including $40.6 million from Hilcoast with interest at prime plus 3% (7.25% at June 30, 1994). As a result, inflation may have a positive effect on the Company's operations if such inflation is accompanied by rising interest rates. However, interest on the Hilcoast loans generally cannot be less than 9% nor more than 11%.



Other

     The FASB has issued Statement No.106 "Employer's Accounting for Postretirement Benefits Other than Pensions". The Company expects that this Statement will not have any impact on its financial statements.

PART II.   Other Information



     Item 6 - Exhibits and Reports on Form 8-K:


          (a)  Exhibits

               There are no exhibits to be filed with this report.


          (b)  Reports on Form 8-K

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





                                    CV REIT, INC.
                              ________________________________
                                     (Registrant)





August 5, 1994                  /s/  Alvin Wilensky
                              _________________________________
                              Alvin Wilensky, President





August 5, 1994                  /s/  Elaine Kahant
                              _________________________________
                              Elaine Kahant, Vice President
                                        and Treasurer