Form 10-Q
period 1994-09-30
CV REIT INC
filed 1994-11-09
CIK 18934

               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549
                           __________

                            FORM 10-Q
(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

            For the quarter ended September 30, 1994

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

                 CV REIT, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                     (dollars in thousands)
                                               Sept.30,    Dec.31,
ASSETS                                           1994       1993
- - ------                                        ---------  ----------
Investments:
   Real estate mortgage notes                  $96,939    $105,863
   Real estate acquired by foreclosure           8,517       8,688
   Accrued interest receivable                     928         470
                                              ---------   ---------
                                               106,384     115,021
   Less allowance for losses                    (4,836)     (5,119)
                                              ---------   ---------
                                               101,548     109,902
   Marketable Securities:
     GNMA certificates (market value of
      $36,000 in 1993)                              --      35,781
     Other                                       2,920          --
   Real estate and investments in real
     estate partnerships, net of
     accumulated depreciation                    6,173       6,331
  Investment in Hilcoast Development Corp.
     10% Cumulative Preferred Stock              5,000       5,000
                                              ---------   ---------
      Total investments                        115,641     157,014

Cash (including $865 and $822 restricted)        6,035       5,050
Other                                            1,020       1,163
                                              ---------   ---------
                                              $122,696    $163,227
                                              =========   =========
LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------
Liabilities and other credits:
   Borrowings                                   39,339     $77,201
   Accounts payable, accruals and other
    liabilities                                    561         901
   Dividends payable                             2,404       2,250
   Deferred income taxes                         8,179       8,179
                                              ---------   ---------
      Total liabilities and other credits       50,483      88,531
                                              ---------   ---------
Stockholders' equity:
   Common stock, $.01 par-shares authorized
    10,000,000; outstanding  7,966,621              80          80
   Additional paid-in capital                   18,490      18,490
   Retained earnings                            53,643      56,126
                                              ---------   ---------
      Total stockholders' equity                72,213      74,696
                                              ---------   ---------
                                              $122,696    $163,227
                                              =========   =========

       See accompanying notes to consolidated financial statements

                    CV REIT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
             (dollars in thousands, except per sharedata)




                              Three Months Ended  Nine Months Ended
                                 September 30,      September 30,
                              ------------------  -----------------
                                1994      1993       1994     1993
                              --------  --------  --------  -------
Income:
   Interest, substantially
     from mortgage notes       $2,932    $3,477    $9,388   $10,420
   Rent and other                 433       349     1,192     1,050
   Reversal of losses             200        90       400       190
                              --------  --------  --------  -------
                                3,565     3,916    10,980    11,660
                              --------  --------  --------  -------
Expenses:
   Interest                       902     1,528     3,264     4,602
   Operating, general and
     administrative               382       544     1,232     1,783
   Depreciation                    41        33       122        99
                              --------  --------  --------  -------
                                1,325     2,105     4,618     6,484
                              --------  --------  --------  -------
Income before loss on sale of
   GNMA certificates            2,240     1,811     6,362     5,176

Loss on sale of GNMA
   certificates                    --        --     2,392        --
                              --------  --------  --------  -------
Net income                     $2,240    $1,811    $3,970    $5,176
                              ========  ========  ========  =======

Net income per common share     $0.28     $0.25     $0.50     $0.72
                              ========  ========  ========  =======
Dividends declared per common
  share                         $0.27     $0.25     $0.81     $0.75
                              ========  ========  ========  =======
Average common shares
  outstanding                7,966,621 7,218,633 7,966,621 7,218,633
                             ========= ========= ========= =========



      See accompanying notes to consolidated financial statements

           CV REIT, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                  (in thousands)





Balance at December 31, 1993         $56,126

Net income for the nine months
  ended September 30, 1994             3,970

Cash dividends declared               (6,453)
                                     --------

Balance at September 30, 1994        $53,643
                                     ========




See accompanying notes to consolidated financial statements.

                    CV REIT, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands)
                                               Nine Months Ended
                                                  September 30,
                                              ---------------------
                                                 1994        1993
                                              ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $3,970      $5,176
  Adjustment to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                 122          99
      Reversal of losses                          (400)       (190)
      Loss on sale of GNMA certificates          2,392           -
  Increase in accrued interest receivable
    and other assets                              (327)       (426)
  (Decrease) increase in accounts payable,
    accruals and other liabilities                (339)         25
                                               --------    --------
Net cash provided by operating activities        5,418       4,684
                                               --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in real estate mortgage notes    (18,051)    (16,807)
  Collections on real estate mortgage notes     26,845      17,533
  Sale of GNMA certificates                     32,412           -
  Return of principal on GNMA certificates         977         966
  Purchase of marketable securities             (2,920)          -
  Proceeds from sales of real estate
    acquired by foreclosure and other              418       1,536
  Distributions from unconsolidated partner-
    ships in excess of equity in earnings           48         131
                                               --------    --------
Net cash provided by investing activities       39,729       3,359
                                               --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                           -         555
  Repayments of borrowings                     (37,862)     (1,199)
  Cash dividends paid                           (6,300)     (5,419)
  Increase in restricted cash                      (43)          -
                                               --------    --------
Net cash used in financing activities          (44,205)     (6,063)
                                               --------    --------
Net decrease in unrestricted cash                  942       1,980
Unrestricted cash at beginning of period         4,228       3,283
                                               --------    --------
Unrestricted cash at end of period              $5,170      $5,263
                                               ========    ========
Supplemental disclosure of cash flow information:
  Cash paid during period for interest          $3,417      $4,314
                                               ========    ========

     See accompanying notes to consolidated financial statements.

                 CV REIT, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           ==========================================





(1) Investments


     (a) Investments in real estate mortgage notes, substantially all of which are collateralized by real estate located in southeast Florida, consist of (in thousands):

                                        Sept.30,       Dec.31,
                                          1994          1993
                                        --------      --------
Hilcoast Development Corp.
  ("Hilcoast"):
     Term Loan  (Note 1(b))             $ 29,492      $ 34,504
Lines of Credit (Note 1(b))                9,690         6,525
     Other                                 3,075         3,195
                                        --------      --------
                                          42,257        44,224

First mortgage installment notes,
   with self-amortizing equal
   monthly principal and interest
   payments due through 2012, with
   interest averaging 13%, collateral-
   ized by recreation facilities at
   three Century Village communities
   in West Palm Beach, Boca Raton and
   Deerfield Beach, Florida
   ("Recreation Notes" - Note (2))        44,329        44,808


First mortgage notes, maturing
   through 1998, with interest
   ranging primarily from
   8% to 10.5%, collateralized
   principally by real property in
   Palm Beach and Broward
   Counties, Florida:
     Residential                           4,092        10,643
     Commercial                            6,261         6,188
                                        --------      --------
               Totals                   $ 96,939      $105,863
                                        ========      ========

     (b)  Hilcoast

     At September 30, 1994, the Lines of Credit consisted of revolving construction loan commitments up to a maximum of $13 million. The Term Loan and the first $6.5 million of the Lines of Credit mature on July 31, 1998, except as described below with respect to the conversion of the Term Loan, and bear interest, payable monthly, at prime (7.75% at September 30, 1994) plus 3%, but in any event not less than 9% nor more than 11%. Upon satisfaction of the Purchase Note (as described below), the $6.5 million Line of Credit may be increased by Hilcoast to $7.5 million. The next $3 million of the Lines of Credit mature on March 31, 1996 and bear interest, payable monthly, at prime plus 3% with a floor of 11%. The final $2.5 million of the Lines of Credit is limited to the amount by which $30 million exceeds the outstanding principal balance of the Term Loan, bears interest, payable monthly, at 12.5% and matures on January 31, 1996.

     The Term Loan and the Lines of Credit are principally collateralized by first mortgages on certain residential and commercial real estate at the Century Village at Pembroke Pines, Florida adult condominium project ("Century Village"), and a second mortgage on the recreation facilities at Century Village (subordinated to a first mortgage to The Daiwa Bank, Ltd. ("Daiwa") in the amount of $3.6 million at September 30, 1994) (the "Collateral"). Hilcoast is required to pay commitment fees ranging from .9% to 1.8% per annum on the unused portion of the Lines of Credit. The Term Loan requires minimum annual principal payments, which include specific release prices for the Collateral.

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

     In connection with the acquisition by Hilcoast of the Collateral and certain other assets in July 1992, Hilcoast issued a promissory note (the "Purchase Note") to the seller, with an outstanding balance of $2 million at September 30, 1994, guaranteed by the Company and collateralized by $3 million of the Company's $5 million investment in Hilcoast Preferred Stock. The Purchase Note bears interest at prime (7.75% at September 30, 1994) plus 1/2%, and is payable by Hilcoast on July 31, 1995.

     (c) Real estate acquired by foreclosure consists of (before allowance for losses - in thousands):

                                            Sept.30,       Dec.31,
                                              1994          1993
                                            --------      --------
     Commercial:
       Broward County, Florida:
         29 acre commercial site in
           Miramar                           $ 2,563       $ 2,563
         Nine acre office building
           site in Dania                       5,000         5,000

       Other                                     600           600
                                             -------       -------
          Total commercial                     8,163         8,163

     Residential                                 354           525
                                             -------       -------
          Totals                             $ 8,517       $ 8,688
                                             =======       =======




     (d)  GNMA Certificates

     On April 5, 1994, the Company sold its GNMA certificate portfolio for $32.4 million and realized a $2.4 million loss on the sale.

     (e) Real estate and investments in real estate partnerships are located in southeast Florida and consist of (in thousands):

                                            Sept.30,       Dec.31,
                                              1994          1993
                                            --------      --------

  Days Inn Motel, West Palm Beach            $ 3,654      $ 3,654
  Administration Building, West Palm Beach       764          756
  Other                                          524          520
                                             -------      -------
                                               4,942        4,930
  Accumulated depreciation                    (2,062)       (1,940)
                                             -------      -------
                                               2,880        2,990
  45%-50% investments in self-storage
    warehouse partnerships                     3,293        3,341
                                             -------      -------
         Totals                              $ 6,173      $ 6,331
                                             =======      =======

(2)  Borrowings

     (a)  Borrowings consist of (in thousands):

                                            Sept.30,       Dec.31,
                                              1994          1993
                                            --------       -------
Collateralized Mortgage Obligations
  ("CMO's"), net of unamortized
  discount of $1.1 million and $1.3
  million based on an effective
  interest rate of 8.84% (Note 2(b))         $39,339       $40,579
Short-term reverse repurchase
  agreements                                      --        32,622
Bank loans                                        --         4,000
                                             -------       -------
                 Totals                      $39,339       $77,201
                                             =======       =======


     (b)  The CMO's are collateralized by the Recreation Notes
(Note 1(a)), require quarterly self-amortizing principal and interest payments and mature on March 15, 2007.



(3)  Commitments and Contingencies - TGI Development, Inc. ("TGI")

     On October 9, 1989, TGI filed a complaint against the Company,
H. Irwin Levy (Note (4)) and certain unrelated parties alleging misrepresentations by the defendants in connection with the Plaintiff's purchase and development of land from a previous borrower of the Company. The complaint, as subsequently amended, consisted of counts of common law fraud and breach of contract and sought compensatory damages of approximately $2 million in addition to punitive damages. On October 3, 1990, the Company filed a counterclaim against TGI in connection with an $800,000 promissory
note from TGI to the Company.   On February 9, 1994, the Court
granted a Final Judgment in favor of the Company as to the count of common law fraud, which strikes the punitive damage claim. In accordance with an agreement between the parties, on August 23, 1994, the Court dismissed the breach of contract count with prejudice and entered a judgment in the amount of $1.1 million in favor of the Company on the aforementioned counterclaim. The Company has agreed not to execute that judgment until completion of the Plaintiff's appeal of the Final Judgment on the punitive damage claim. Although the Company believes it has substantial defenses, the ultimate outcome of this litigation cannot presently be determined. Accordingly, no provision for any liability that may result upon final adjudication has been made in the accompanying financial statements.

(4)  Consulting and Advisory Agreement with Hilcoast
       (the "Agreement")


     Under the Agreement, Hilcoast provides certain investment advisory, consulting and administrative services to the Company. The Agreement expires on July 31, 1995, provides for the payment of $10,000 per month to Hilcoast, plus reimbursement for all out of pocket expenses, and may be terminated by Hilcoast upon 180 days notice and by the Company upon 30 days notice. H. Irwin Levy, a principal stockholder and the former Chairman of the Board of the Company, and certain former officers and a former director of the Company, presently serve as officers and/or directors of Hilcoast.

Management's Discussion and Analysis of
   Results of Operations and Financial Condition


Results of Operations


     During the third quarter ended September 30, 1994, net income was $2,240,000 as compared to $1,811,000 in the corresponding quarter of 1993.

     The $429,000 increase in quarterly earnings was principally attributable to a $162,000 decrease in operating, general and administrative expenses, a $81,000 increase in net interest income, and a $200,000 reversal of losses versus $90,000 in 1993.

     The decrease in operating, general and administrative expenses was primarily due to the elimination of costs incurred in connection with operating residential real estate acquired by foreclosure, sold during 1993, and reduced legal fees.

     The $81,000 increase in net interest income was principally attributable to an approximately $400,000 reduction in interest expense principally due to the repayment in November 1993 of the Company's subordinated notes, and an approximately $140,000 increase in interest income on the Company's variable rate mortgage notes receivable due to the rise in the prime rate during 1994. These items were partially offset by a reduction of $360,000 in net interest income resulting from the sale of the Company's leveraged GNMA portfolio (see below) and a $100,000 reduction of interest income resulting from a decrease in the Company's mortgage note receivable portfolio.

     On April 5, 1994, the Company sold its GNMA certificate portfolio for $32.4 million and realized a $2.4 million loss on the sale. For the nine months ended September 30, 1994, income before the loss on sale of GNMA certificates was $6,362,000 compared to $5,176,000 for the same period of 1993.

     The $1,186,000 increase was principally due to a $551,000 reduction in operating, general and administrative expenses, a $306,000 increase in net interest income and a $400,000 reversal of losses versus $190,000 in 1993.

     The increase in net interest income principally reflects a decrease of $1,136,000 in interest expense resulting from the aforementioned reduction in borrowings, partially offset by $717,000 in reduced net interest income due to the sale of the GNMA certificates.

Liquidity and Capital Resources


     At September 30, 1994, total assets were $122.7 million, including $96.9 million in real estate mortgage notes. Approximately $44.3 million of the real estate mortgage notes provide for self-amortizing, equal monthly installment payments through 2012 and are collateralized by recreation facilities under long-term leases with residents living in the approximately 22,000 apartments at Century Village adult condominium communities at West Palm Beach, Deerfield Beach and Boca Raton, Florida ("Recreation Notes"). The operations of these facilities historically have been profitable and, in the Company's opinion, are not likely to be affected by adverse economic conditions.

     The remaining $52.6 million of real estate mortgage notes included $42.3 million due from Hilcoast Development Corp. ("Hilcoast"), principally collateralized by first mortgages on certain real estate at the planned 7780 unit Century Village at Pembroke Pines adult condominium community in Broward County, Florida ("Century Village"), and a second mortgage on the
recreation facilities located at Century Village.   Of this amount,
approximately $17.3 million is scheduled to be repaid through July 1998 and the remaining $25 million is scheduled to be converted by July 1998 to a 25 year, self-amortizing loan providing for equal monthly installment payments of principal and interest, collateralized by a first mortgage on the recreation facilities at Century Village. At September 30, 1994, 6,107 units had been sold and delivered at Century Village and the backlog of units under contract for future delivery was 282 units with a sales value of $22 million.

     Collections on the Company's real estate mortgage notes may be affected by the future success of the projects which collateralize these notes, which may, in turn, be affected by conditions in the housing and commercial real estate markets.

     Operating funds are currently generated from interest income on mortgage notes, rentals from income producing properties, distributions from self-storage warehouse partnerships and dividend income on the Company's investment in Hilcoast Preferred Stock. Dividend payments to stockholders, in accordance with the provisions of the Internal Revenue Code, limit the Company from utilizing significant amounts of income-generated funds for
investment purposes.   Repayments received on mortgage notes and
proceeds from sales of real estate are expected to be invested in new real estate investment opportunities which may arise.

     During the nine months ended September 30, 1994 and 1993, the Company declared cash dividends of $.81 per share and $.75 per share, aggregating $6.5 million and $5.4 million, respectively. During the same period, the Company's Funds From Operations was $6.4 million or $.80 per share and $5.2 million or $.72 per share, respectively. The Company's Funds From Operations generally consisted of net income, excluding the reversal of losses and the loss on sale of GNMA certificates, plus depreciation of real property (including the Company's share of depreciation in connection with its equity in earnings of unconsolidated partnerships).

     The Company had been using its long-term GNMA certificates as collateral to borrow short term funds (three months or less). In connection with the sale of its GNMA certificate portfolio on April 5, 1994 for $32.4 million, the Company repaid the $31.9 million outstanding balance of its short-term borrowings and realized a $2.4 million loss on the sale. The loss from the sale did not impact Funds From Operations nor the 1994 quarterly dividends. However, dependent upon the Company's replacement investments, net interest income may decrease slightly, which may have a relatively minor effect on quarterly dividends. This decrease is expected to be partially offset by increased interest income on the Company's variable rate mortgage notes receivable (approximately $39 million at September 30, 1994) as a result of the recent increases in the prime rate.

     At September 30, 1994, the outstanding balance of the Company's Collateralized Mortgage Obligations (the "CMO's") amounted to $39.3 million (net of unamortized discount of $1.1 million based on an effective interest rate of $8.84%). The CMO's are collateralized by the Recreation Notes and require self-amortizing principal and interest payments through March 2007. During the term of the CMO's, the Company's scheduled annual debt service requirement approximates $5.2 million compared to annual principal and interest payments scheduled to be received under the Recreation Notes of $6.5 million.

     Commitments on outstanding real estate loans consists of $3.3 million under the Hilcoast Lines of Credit. The Company expects to be able to meet this commitment with internally generated funds, including principal repayments on real estate mortgage notes. The Company has a $2.5 million revolving line of credit with a financial institution which matures on December 31, 1995. As of September 30, 1994, there was no outstanding balance on this line. There are currently no material commitments for capital expenditures.

Inflation


     The Company's interest-sensitive mortgage notes receivable approximated $39 million, as of September 30, 1994, which consisted of amounts due from Hilcoast with interest at prime plus 3% (10.75% at September 30, 1994). As a result, inflation may have a positive effect on the Company's operations if such inflation is accompanied by rising interest rates. However, interest on the Hilcoast loans generally cannot be less than 9% nor more than 11%.

PART II.  Other Information






     Item 6 - Exhibits and Reports on Form 8-K:


          Exhibits:

          10 (a) $2.5 million Future Advance Promissory Note, dated September 15, 1994, from NewCen Communities, Inc. ( a subsidiary of Hilcoast Development Corp.) to CV Reit, Inc.; Notice and Agreement of Future Advance and side letters between CV Reit, Inc and NewCen Communities, Inc.

          Reports on Form 8-K

                    The Company was not required to file Form 8-K during the quarter for which this report is filed.

                           SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    CV REIT, INC.
                              ________________________________
                                     (Registrant)




                              /s/ Alvin Wilensky
November  7, 1994             _________________________________
                              Alvin Wilensky, President





November  7, 1994             /s/ Elaine Kahant
                              _________________________________
                              Elaine Kahant, Vice President
                                        and Treasurer