Form 10-K
period 1994-12-31
CV REIT INC
filed 1995-02-27
CIK 18934

                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC  20549
                               -------------
                                 FORM 10-K
     (Mark One)
       X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934  [FEE REQUIRED]

     For the fiscal year ended  December 31, 1994

                                    OR

     ______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transition period from _______________ to ______________

                      Commission File Number: 1-8073

                               CV REIT, INC.

        (Exact name of the registrant as specified in its charter)

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

                                        Name of each exchange on
          Title of each class                which registered

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [ X ]

               This report contains a total of  59  pages.

                AGGREGATE MARKET VALUE OF THE VOTING STOCK
                  HELD BY NONAFFILIATES OF THE REGISTRANT


     Common Stock, par value $.01 per share ("Common Stock"), was the only class of voting stock of the Registrant outstanding on December 31, 1994. Based on the last sale price of the Common Stock on the New York Stock Exchange as reported by the consolidated transaction reporting system on January 31, 1994 $9.00, the aggregate market value of the 6,121,776 shares of the Common Stock held by persons other than officers, directors and persons known to the Registrant to be the beneficial owner (as that term is defined under the rules of the Securities and Exchange Commission) of more than five percent of the Common Stock on that date was approximately $55.1 million. By the foregoing statements, the Registrant does not intend to imply that any of these officers, directors or beneficial owners are affiliates of the Registrant or that the aggregate market value, as computed pursuant to rules of the Securities and Exchange Commission, is in any way indicative of the amount which could be obtained for such shares of Common Stock.



           APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
               PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 14(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                    Yes ___   No ___



                (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

       7,966,621 shares of Common Stock, par value $.01 per share, were outstanding as of December 31, 1994.


                    DOCUMENTS INCORPORATED BY REFERENCE

                Definitive Proxy Statement of CV Reit, Inc.
                for the 1995 Annual Meeting of Stockholders
                        (incorporated in Part III)

                                  PART I




Item 1.   Business


General

     CV Reit, Inc. (hereinafter, together with its subsidiaries, the "Company" or "Registrant") has operated as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code since January 1, 1982. The Company has invested in a portfolio of real estate interests consisting primarily of real estate mortgage notes.

     A REIT must be a calendar year unincorporated trust, association or corporation with certain attributes including the following:


* At no time during the last half of its taxable year may more than 50% in value of its outstanding stock be owned directly or indirectly by or for five or fewer individuals. Certain rules regarding constructive ownership and attribution of stock apply for purposes of this test.

* Gross income tests must be met: a) at least 75% must be from specified types of real property related income, b) at least 95% must be from such real property related and other specified investment income, and c) less than 30% must be from short term capital gains from stocks, etc., "prohibited transactions" or gain from the sale or disposition of real property (other than by involuntary conversion or disposition of mortgage foreclosure property) held less than four years.

* At the close of each quarter of the tax year, at least 75% of the value of its total assets must be in real estate assets (including real estate mortgage loans), government securities, and cash and cash items. Not more than 25% of the value of its total assets may be invested in securities other than government securities and real estate assets. It may not invest more than 5% of the value of the total assets of the trust in the securities of any nongovernmental issuer (other than securities qualifying as real estate assets), and, with certain exceptions, may not own more than 10% of the out-standing voting securities of any nongovernmental issuer.

     A Company which qualifies as a REIT may, if it distributes at least 95% of its ordinary taxable income for a taxable year, deduct dividends paid to stockholders with respect to such taxable year from taxable income. The Company intends to operate in such a manner that it will continue to qualify as a REIT. In any year in which it so qualifies, the Company itself will not be taxed under the Code on income distributed to its stockholders attributable to that year.

     The primary objective of the Company is to provide income for distribution to its stockholders. The Company considers appropriate investments in real estate or interests in real estate and real estate mortgages, and securities or interests in persons engaged in real estate activities. The Company intends to maintain the percentages of its assets in various types of investments necessary to continue to qualify as a REIT. The Company may borrow money and issue additional debt securities, preferred stock, or other equity securities, including securities senior to its Common Stock, in connection with the acquisition of future investments, or to otherwise finance its operations. See Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources for a discussion regarding the Company's recent real estate investment strategy.

     At December 31, 1994, total assets of the Company were $122.8 million, including $92.7 million in real estate mortgage notes, $5 million in real estate acquired by foreclosure (net of allowance for losses), $5.7 million of income producing real estate (primarily partnership interests in three self-storage warehouses and a motel), $5 million in an investment in Hilcoast Development Corp. Preferred Stock and $12.9 million in cash, cash equivalents and short-term investments.


Real Estate Mortgage Notes

     The Company's principal investments in real estate mortgage notes are described in detail herein and are summarized as follows (in thousands):

                                                December 31,
                                             ------------------
                                               1994      1993
                                             --------  --------
Hilcoast Development Corp. ("Hilcoast"):
     Term Loan                               $28,345   $34,504
     Lines of Credit                           7,870     6,525
     Land Acquisition Loan                     1,350     1,350
     Glen Abbey Note                           1,602     1,845
                                             -------   -------
                                              39,167    44,224

                                                December 31,
                                             ------------------
                                               1994      1993
                                             --------  --------

Recreation Notes                              44,096    44,808
Century Plaza Note (1)                         6,285     6,188
Various first mortgage notes,
  maturing through 1998, with interest
  ranging primarily from 8.9% to 10.5%,
  collateralized by residential
  property principally in Palm Beach
  and Broward Counties, Florida                3,143    10,643
                                             -------  --------
                                              92,691   105,863
Less allowance for losses                         62     1,600
                                             -------  --------
            Totals (2)                       $92,629  $104,263
                                             =======  ========

_________
(1) The Century Plaza Note was not repaid on its December 31, 1994 maturity date. See Legal Proceedings - Century Plaza for a discussion of the Century Plaza Note and recent liti-gation instituted by the borrower.

(2) As of December 31, 1994, other than the Century Plaza Note, none of the above real estate mortgage notes were delinquent except for $.2 million.




     Hilcoast


          Term Loan and Lines of Credit

     On July 31, 1992, Hilcoast, an affiliate of the Company on that date (see Investment in Hilcoast Preferred Stock and Common Stock) acquired certain assets from affiliates of Cenvill Development Corp. (the "Cenvill Affiliates") pursuant to approval by the Bankruptcy Court of the Southern District of Florida in connection with Chapter 11 proceedings filed by the
Cenvill Affiliates.   The assets were acquired subject to $48.2 million of
loans to the Company and certain other indebtedness.

     On July 31, 1992, immediately prior to the acquisition, the Company modified the mortgage loans to which the acquired assets were subject. The $48.2 million balance of such loans was converted to a $41.7 million term loan (the "Term Loan") and a revolving $6.5 million construction loan commitment (the "$6.5 million Line of Credit"). Upon satisfaction of the Purchase Note (as described below), the $6.5 million Line of Credit may be
increased by Hilcoast to $7.5 million.   On September 30, 1993, the Company
increased the revolving construction loan commitment to Hilcoast by $3 million (the "$3 million Line of Credit"). On September 15, 1994, the Company agreed to a further increase up to a maximum of $2.5 million (the "$2.5 million Line of Credit"), limited to 50% of the amount by which $30
million exceeds the outstanding principal balance of the Term Loan.   The
$6.5 million Line of Credit, the $3 million Line of Credit and the $2.5 million Line of Credit are hereinafter collectively referred to as the Lines of Credit.

     The Term Loan and the $6.5 million Line of Credit mature on July 31, 1998, except as described below with respect to the conversion of the Term Loan, and bear interest, payable monthly, at prime (8.5% at December 31, 1994) plus 3%, but in any event not less than 9% nor more than 11%. The $3 million Line of Credit matures on December 31, 1996 and bears interest, payable monthly, at prime plus 3% with a floor of 11%. The $2.5 million Line of Credit matures on July 31, 1996 and bears interest, payable monthly, at 12.5%.

     The Term Loan and the Lines of Credit are principally collateralized by first mortgages on certain residential and commercial real estate at the Century Village at Pembroke Pines, Florida adult condominium project ("Century Village"), and a second mortgage on the recreation facilities at Century Village (subordinated to a first mortgage to The Daiwa Bank, Ltd. (the "Daiwa Note")). In February 1995, the Company agreed to acquire the Daiwa Note for the outstanding balance on the date the transaction is
closed.  The Daiwa Note matures on   October 31, 1996, bears interest,
payable monthly, at prime plus 1.5%, requires minimum quarterly principal payments equal to the greater of available net cash flow (as defined) or $300,000 and had an outstanding balance of $2.8 million as of January 31, 1995.

     Hilcoast is required to pay commitment fees ranging from .9% to 1.8% per annum on the unused portion of the Lines of Credit. The Term Loan requires specific release prices principally based on sales of condominium apartments.

     Provided that the Daiwa Note has been satisfied and the Term Loan has been reduced to $25 million, by July 31, 1998, the Term Loan will be converted to an 11%, fixed rate, 25 year self-amortizing loan providing for equal monthly payments of principal and interest (the "Permanent Loan"). The release prices will then be applied to a permanent reduction of amounts available under the Lines of Credit. The Permanent Loan may not be prepaid by Hilcoast without a prepayment penalty and will be collateralized by a first mortgage on the recreation facilities at Century Village.

     In connection with the acquisition by Hilcoast in July 1992, Hilcoast issued a promissory note (the "Purchase Note") to the seller, guaranteed by the Company and collateralized principally by $3 million of the Company's $5 million investment in Hilcoast Preferred Stock (see Investment in Hilcoast Preferred Stock and Common Stock). The Purchase Note bears interest at prime plus 1/2%, is payable by Hilcoast on July 31, 1995 and had an out-standing balance of $2 million at December 31, 1994.


     Land Acquisition Loan


     In August 1993, the Company provided a $1.3 million mortgage loan to Hilcoast to finance Hilcoast's acquisition of certain unimproved land adjacent to Century Village (the "Land Acquisition Loan"). The loan is collateralized by the acquired land, bears interest, payable monthly, at 12%, matures on July 31, 1998, and provides for specific release prices based on sales of condominium apartments.


     Glen Abbey Note


     Effective August 18, 1992, the Company sold to Hilcoast all of the capital stock of its subsidiary which owns unimproved land in Volusia County, Florida, in an existing golf course community known as Glen Abbey ("Glen Abbey") for approximately $2.5 million, which represented the Company's approximate book value of those homesites on the date of sale. Hilcoast paid approximately $.4 million in cash, and $2.1 million in the form of a promissory note (the "Glen Abbey Note"). The Company acquired the property in 1991 in a foreclosure proceeding in connection with a default under a loan
from the Company.   Hilcoast is presently developing the land and plans to
sell approximately 200 improved single family homesites. As of December 31, 1994, 44 homesites had been sold of which 36 had been delivered.

     The Glen Abbey Note is collateralized by the undelivered homesites at Glen Abbey, bears interest, payable monthly, at 9% through August 1995 and prime plus 3% thereafter, but in no event less than 9% nor more than 11%, matures on December 31, 1997, and is recourse to the extent of Hilcoast's guarantee of the first $1.5 million principal of the note. Payments of principal are based on release prices for the homesites.

     The mortgage notes under the Term Loan, Land Acquisition Loan and Glen Abbey Note are pledged as collateral for a $4 million promissory note to a bank, consisting of a $2.5 million line of credit through December 31, 1995 which, as of December 31, 1994, had no outstanding balance, and a $1.5 million Letter of Credit issued by the bank for the benefit of Hilcoast.


     Recreation Notes

     At December 31, 1994, the outstanding balance of the Company's first mortgage notes collateralized by the recreation facilities at the three previously completed Century Village communities (the "Recreation Notes") was $44.1 million, including $11.6 million due from H. Irwin Levy, a principal stockholder and former Chairman of the Board of the Company and a principal stockholder, Chairman of the Board and Chief Executive Officer of Hilcoast. These notes generally arose from the Company's sale of the recreation facilities at the Century Village adult condominium communities in West Palm Beach and Deerfield Beach, Florida to unrelated parties in January 1982 and in Boca Raton, Florida to Mr. Levy in December 1981. The terms of Mr. Levy's acquisition of the recreation facilities, including the terms and security for his promissory notes, were substantially the same as the terms of the sales (negotiated independently) of the other two recreation facilities.

     The Recreation Notes principally consist of 30 year non-recourse notes maturing in 2011 and 2012, with interest rates averaging 13% (13-1/4% in the
case of Mr. Levy).   Equal monthly self-amortizing installments of principal
and interest in the aggregate amount of $6.5 million per annum are required, including $1.7 million from Mr. Levy. The Recreation Notes are collateralized by purchase money mortgages and by collateral assignments to the Company of the purchasers' respective interests in the recreation facilities.

     The Recreation Notes are pledged as collateral for Collateralized Mortgage Obligations ("CMO's") issued by the Company which, as of December 31, 1994, had an outstanding balance of $38.9 million (net of $1.1 million unamortized discount based on an effective interest rate of 8.84%). See Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources for a description of the CMO's.

     Since 1990, companies owned by Mr. Levy and certain members of his family have leased, managed and operated the recreation facilities at the Century Villages in West Palm Beach, Deerfield Beach and Boca Raton, which are collateral for the Company's Recreation Notes.


     Other

     In 1988 and 1990, the Company made a first mortgage loan commitment aggregating $12 million to the developer of Emerald Pointe, a residential community consisting of 330 villas and condominium units, in Palm Beach County, Florida. The commitment expired in March 1993 and effective March 1, 1993, the loan was extended to December 31, 1994 and, provided the borrower met certain conditions, the Company agreed to waive up to approximately $1.1 million of the outstanding indebtedness plus interest accruing thereon from March 1, 1993. During 1994, the project was completed and the outstanding balance due under the loan agreement, as modified, was repaid to the Company.


Real Estate Acquired by Foreclosure


     Real estate acquired by foreclosure, which consists of various properties acquired by foreclosure or deed in lieu thereof and held for resale, is summarized as follow (in thousands):

                                                December 31,
                                             ------------------
                                               1994      1993
Commercial:                                  -------    -------
  Broward County, Florida:
    Nine acre office building site
      in Dania                               $ 5,000    $ 5,000
    29 acre commercial site in Miramar (a)     2,563      2,563
    Other                                        600        600
                                             -------    -------
          Total commercial                     8,163      8,163

Residential                                      306        525
                                             -------    -------
                                               8,469      8,688

Less allowance for losses                      3,469      3,519
                                             -------    -------
          Totals                             $ 5,000    $ 5,169
                                             =======    =======

- - - - - - -----------
(a) In December 1994, the Company entered into a sales contract to sell this parcel for $2.7 million, subject to certain conditions principally related to rezoning. If the required rezoning is obtained, the Company expects to close this sale by the beginning of 1996. The net sales proceeds are expected to approximate $900,000 in excess of book value, net of allowance for losses.



Investment in Hilcoast Preferred Stock and Common Stock


     In connection with Hilcoast's acquisition of certain assets from the Cenvill Affiliates (see Real Estate Mortgage Notes - Hilcoast), Hilcoast was capitalized through the issuance of $5 million of 10% Cumulative Preferred Stock (5,000 shares - the "Preferred Stock") to the Company, $1.8 million of non-voting Class A Common Stock (1.8 million shares) to the Company, and $738,000 of voting Common Stock (600,000 shares) to Mr. Levy. All of the Common Stock was purchased for cash and the Preferred Stock was acquired by the grant from the Company to Hilcoast of a $5 million senior participation interest in certain of the Company's mortgage loans to the Cenvill Affiliates. On the date of acquisition (July 31, 1992), Hilcoast received from the Company a credit against the purchase price equal to the amount of the senior participation interest ($5 million) and that interest was deemed to have been satisfied.

     On October 23, 1992, the Company distributed 1,752,320 shares of the Hilcoast Class A Common Stock to the Company's stockholders in the form of a taxable dividend (the "Distribution"), based upon one share of Hilcoast Common Stock for each four shares of the Company's Common Stock owned. Upon such Distribution, the Class A Common Stock was automatically converted into voting Common Stock. The remaining 47,680 shares of Class A Common Stock were repurchased from the Company by Hilcoast at the original purchase price. As a result of the Distribution, Hilcoast became independent of the Company.

     The Preferred Stock requires the payment of annual dividends of $500,000 on a quarterly basis and may be redeemed at any time at the option of Hilcoast at stated value plus unpaid dividends.

Real Estate and Investments in Real Estate Partnerships


     The Company's real estate equities are summarized as follows (in thousands):

                                               December 31,
                                            -----------------
                                              1994      1993
                                            -------   -------
     Days Inn motel                         $ 3,654   $ 3,654
     Administration Building                    764       756
     Other                                       82       520
                                            -------   -------
                                              4,500     4,930

     Accumulated depreciation                (2,074)   (1,940)
                                            -------   -------
                                              2,426     2,990
     45%-50% investments in self-storage
        warehouse partnerships                3,263     3,341
                                            -------   -------
               Totals                       $ 5,689   $ 6,331
                                            =======   =======



     Motel


     The Company owns a 154-room Days Inn motel, located near the entrance to Century Village at West Palm Beach, Florida. The motel is leased to a corporation controlled by Alan Shulman, the Chairman of the Board of the Company.

     The lease, as amended, provided for annual rental through the expiration of the lease term on August 31, 1999, equal to a minimum of $300,000, plus 30% of gross room revenues in excess of $1.2 million. In February 1995, the Company and the lessee agreed to adjust the annual rental to a minimum of $330,000, plus 30% of gross room revenues in excess of $1.3
million.   The lease also provides for the Company to be paid 50% of the amounts received by the lessee from the concessionaire who operates the food and beverage facilities at the motel, excluding certain reimbursements for taxes, insurance and maintenance.

     Administration Building

     On March 7, 1991, the Company acquired, for $750,000, from a subsidiary of Cenvill Development Corp., a two-story office building containing approximately 28,000 square feet (the "Administration Building"), located
within the Century Village at West Palm Beach community.   The Company
currently occupies a portion of the Administration Building as its corporate headquarters. During 1994 and 1993, the Company leased approxi-mately 4,800 square feet in the Administration Building on a month to month basis to a company owned by Mr. Levy and a member of his family at a monthly rental of approximately $4,000, plus an allocation of utility expenses, and 3,800 square feet to Hilcoast on a month to month basis, at a monthly rental of approximately $3,400.

     In January 1995, the Company entered into a letter of intent to lease approximately 15,000 square feet to an unrelated party for provision of physician and medically related services for five years, with five additional five-year options, at an initial annual rent of $10 per square foot on a triple net basis plus annual increases of 3%-4%. The letter of intent requires rent to commence on 8,000 square feet by May 1, 1995 and on the remaining 7,000 square feet by May 1, 1996.


     Self-Storage Warehouses

     The Company, through three wholly-owned subsidiaries, has 45%-50% general and limited partnership interests in three partnerships whose principal assets consist of self-storage warehouses, two in Dade County and one in Palm Beach County, Florida with an aggregate of approximately 2,900 units, managed by independent parties. The Company's partners in these partnerships are Felix Granados, Sr. and certain members of his family. The subsidiaries have no financial obligation with respect to such partnerships except, under state law, as general partners. The subsidiaries receive monthly distributions from each of the partnerships based on cash flows.


GNMA Certificates

     Prior to April 5, 1994, the Company invested in "fully modified pass-through" mortgage-backed certificates issued by mortgage banking companies or other financial concerns approved by the Government National Mortgage Association ("GNMA"). GNMA provides a guarantee of timely payment of the principal of, and interest on, GNMA certificates and that the full faith and credit of the United States is pledged to the payment of all amounts which may be required to be paid under such guarantee.

     On April 5, 1994, the Company sold its entire remaining GNMA Certificate portfolio with an aggregate book value of $34.8 million and recognized a $2.4 million loss on the sale.

     During 1993 and 1992, the Company sold GNMA certificates with an aggregate book value of $18.5 million and $20.4 million, respectively, and recognized gains of $1.1 million and $1.4 million, respectively.


Industry Factors

     The results of operations of the Company depend upon the availability of suitable opportunities for investment and reinvestment of its funds and on the yields available from time to time on mortgage and other real estate investments, which in turn depend to a large extent on the type of investment involved, prevailing interest rates, the nature and geographical location of the property, competition and other factors, none of which can be predicted with certainty. The Company competes for acceptable investments with financial institutions, including banks, insurance companies, savings and loan associations, pension funds, and other real estate investment trusts which have investment objectives similar to those of the Company and some of which may have greater financial resources than the Company. The Company is not aware of statistics which would allow it to determine its position with respect to all of its competitors in the real estate investment industry.

     Historically, the Company has invested in real estate and mortgages in real estate projects located primarily in the State of Florida. Although certain fundamental aspects of the Florida market, including economic development opportunities and an attractive climate and quality of life, have contributed to Florida's significant population and economic growth, the Florida economy, in general, and the Florida real estate market, specifically, are cyclical.

     The Company's mortgage notes receivable are collateralized by land and improvements in various residential and commercial projects. The competitive environment for those projects and the Company's real estate acquired by foreclosure may affect the future income of the Company, and the Company may not be immune from the risks connected with these projects.

     Potential competition to the Company's motel and self-storage warehouse partnerships comes from similar facilities in the immediate surrounding area. Therefore, the operations of these properties could be adversely affected by the building of additional motels and self-storage warehouses in those areas.

Relationship Between the Company and Hilcoast

     In connection with the acquisition by Hilcoast (see Real Estate Mortgage Notes-Hilcoast) on July 31, 1992, H. Irwin Levy resigned as Chairman of the Board of the Company, Joseph D. Weingard resigned as a director, Michael S. Rubin resigned as Vice President-Real Estate Management and Jack Jaiven resigned as Vice
President and Treasurer of the Company. Those individuals were elected to the following positions with Hilcoast: H. Irwin Levy-Chairman of the Board and Chief Executive Officer; Joseph D. Weingard, Director; Michael S. Rubin, President, Chief Operating Officer and Director; and Jack Jaiven, Executive Vice President, Chief Financial Officer and Director.

     Effective July 31, 1992, the Company and Hilcoast entered into a consulting and advisory agreement under which Hilcoast provides certain investment advisory, consulting and administrative services to the Company, excluding matters related to Hilcoast's loans from the Company. The agreement, which originally expired on July 31, 1994, has been extended to July 31, 1995, and provides for the payment of $10,000 per month to Hilcoast, plus reimbursement for all out of pocket expenses. The agreement may be terminated by Hilcoast upon 180 days notice and by the Company upon 30 days notice.

     During 1994 and 1993, Hilcoast leased certain office space at the Company's Administration Building at the Century Village at West Palm Beach,
Florida community.   See Real Estate and Investments in Real Estate
Partnerships-Administration Building.


Employees

     On December 31, 1994, the Company employed 4 persons.




Item 2.  Properties


     See response to Item 1.   Business - Real Estate and Investments in Real
Estate Partnerships.

Item 3.  Legal Proceedings



     TGI Development, Inc. ("TGI")


     On October 9, 1989, TGI filed a complaint against the Company, H. Irwin Levy and certain unrelated parties alleging misrepresentations by the defendants in connection with the Plaintiff's purchase and development of land from a previous borrower of the Company. The complaint, as subsequently amended, consisted of counts of common law fraud and breach of contract and sought compensatory damages of approximately $2 million in addition to punitive damages. On October 3, 1990, the Company filed a counterclaim against TGI in connection with an $800,000 promissory note from TGI to the Company. On February 9, 1994, the Court granted a Final Judgment in favor of the Company as to the count of common law fraud which strikes the punitive damage claim. In accordance with an agreement between the parties, on August 23, 1994, the Court dismissed the breach of contract count with prejudice and entered a judgment in the amount of $1.1 million in favor of the Company on the aforementioned counterclaim. The Company has agreed not to execute that judgment until completion of the Plaintiff's appeal of the Final Judgment on the punitive damage claim. Although the Company believes it has substantial defenses, the ultimate outcome of this litigation cannot presently be determined. Accordingly, no provision for any liability that may result upon final adjudication has been made in the accompanying financial statements.
In management's opinion, the final outcome of this litigation will not have a material adverse effect on the Company's financial condition.


     Century Plaza


     In December 1989, the Company sold its 85,000 square feet Century Plaza Shopping Center ("Century Plaza") in Deerfield Beach, Florida to Century Plaza Investments, Inc. (the "Buyer") for $8 million, consisting of $1.6 million cash and a $6.4 million first mortgage note due on December 31, 1994 (the "Century Plaza Note"). As part of the sale agreement, the Company guaranteed to the Buyer a minimum level of annual net operating income from Century Plaza for a period of three years. For each of the three years ended December 31, 1992, the Company was required to make payments under that guarantee.

     On December 5, 1994, the Buyer filed a Complaint in Broward County Circuit Court against the Company seeking a judicial declaration as to the Buyer's obligation to provide parking areas within Century Plaza to members of an adjacent religious institu-tion. The factual basis for the Buyer's Complaint is that the Company failed to advise the Buyer that in 1978, a former officer of the Company had apparently consented to a limited number of parking spaces to be allocated to the religious institution in connection with a request for site plan approval by that institution. Should the Court determine that the institution has parking rights, the Buyer seeks recision of the Century Plaza Note, restoration of amounts paid by the Buyer to the Company pursuant to the sales agreement, plus interest thereon, and reconveyance of Century Plaza to the Company.

     The Century Plaza Note was not paid on its December 31, 1994 maturity date and the Company has instituted foreclosure proceedings. The Company believes it has substantial defenses to the Complaint; however, the proceedings have just recently commenced and the final outcome of this litigation cannot be determined. In management's opinion, the ultimate decision in this matter will not have a material adverse effect on the Company's future operations.



     Other


     The Company is subject to various claims and complaints relative to its business activities. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position.




Item 4.   Submission of Matters to a Vote of Security Holders


                    None.

                                  PART II



Item 5.   Market for Registrant's Common Stock
          and Related Security Holders Matters


     The Common Stock of the Company is listed for trading on the New York Stock Exchange under the symbol CVI. The following table sets forth the high and low sales prices per share and the dividends per share declared by the Company on the Common Stock, for each quarter during the past two years.

                             Market
                          Price Range
                     -------------------         Dividends
                     High            Low         Declared
                     ----            ---       ------------
1994

First Quarter       11-1/2          9             $ .27
Second Quarter      10-7/8          9-1/4           .27
Third Quarter        9-5/8          8-3/4           .27
Fourth Quarter       9-5/8          8-3/8           .27
                                                  -----
                                                  $1.08
                                                  =====

1993

First Quarter       11-1/2          7-3/8         $ .25
Second Quarter      10-1/4          9-1/2           .25
Third Quarter       11              9-5/8           .25
Fourth Quarter       9-5/8          9-1/8           .25
                                                  -----
                                                  $1.00
                                                  =====




     As of December 31, 1994, the Company had 7,966,621 shares of Common Stock outstanding and 2,236 holders of record of such stock.

     As described in Item 1, the Company expects to continue to qualify as a REIT. A corporation which qualifies as a REIT may deduct from taxable income dividends paid to stockholders. The Company's policy is to distribute approximately 100% of its taxable ordinary income.

Item 6.  Selected Financial Data
         (in millions, except per share data)

                                           Year Ended December 31,
                              ---------------------------------------------
                              1994      1993      1992      1991      1990
                              -----     -----     -----     -----     -----
Total revenues                $13.9     $15.4     $15.1     $20.3     $23.0
                              =====     =====     =====     =====     =====
Income (loss) before income
  taxes and cumulative effect
  of accounting change         $6.3     $11.3     $13.0      $5.4     ($28.3)
                              =====     =====     =====     =====     ======
Income (loss) before cumulative
  effect of accounting change  $6.3      $9.5      $9.9      $3.4     ($15.5)
Cumulative effect of change in
  accounting for income taxes     -         -         -         -       (1.9)
                              -----     -----     -----     -----      -----
Net income (loss)              $6.3      $9.5      $9.9      $3.4     ($17.4)
                              =====     =====     =====     =====      =====
Per common share:
Income (loss) before cumulative
  effect of accounting change $0.79     $1.29     $1.38     $0.47     ($2.14)
Cumulative effect of
  accounting change               -         -         -         -      (0.27)
                              -----     -----     -----     -----      -----
Net income (loss)             $0.79     $1.29     $1.38     $0.47     ($2.41)
                              =====     =====     =====     =====      =====
Dividends declared per share:
  Cash                        $1.08     $1.00     $0.45     $0.75      $0.58
  Hilcoast Development  Corp.
    Common Stock                  -         -      0.19(1)      -          -
                              -----     -----     -----     -----      -----
                              $1.08     $1.00     $0.64     $0.75      $0.58
                              =====     =====     =====     =====      =====
At Year End:
Total assets                 $122.8    $163.2    $160.0    $177.7     $185.7
                             ======    ======    ======    ======     ======
Borrowings                    $38.9     $77.2     $83.5    $109.2     $118.3
                              =====     =====     =====    ======     ======
Stockholders' equity:
  Total                       $72.4     $74.7     $66.0     $60.5      $62.5
                              =====     =====     =====     =====      =====
  Per common share            $9.09     $9.38     $9.14     $8.37      $8.66
                              =====     =====     =====     =====      =====
- - - - - - --------
(1) Based on 75 cents per share market price of Hilcoast Development Corp.(Hilcoast") Common Stock on October 19, 1992. The distribution wasbased upon one share of Hilcoast Common Stock for each four shares of the Company's Common Stock owned.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition



                           Results of Operations


                           1994 Compared to 1993


Funds From Operations

       The Company's Funds From Operations generally consists of net income, excluding the reversal of losses, gains or losses on sales of GNMA certificates and real estate, plus depreciation of real property (including the Company's share of depreciation in connection with its equity in earnings of unconsolidated partnerships).

     For the year ended December 31, 1994, Funds From Operations amounted to $8.4 million compared to $7.3 million during 1993. The $1.1 million (15%) increase in Funds From Operations was princi-pally attributable to a $.6 million reduction in operating, general and administrative expenses and a $.4 million increase in net interest income.

     The decrease in operating, general and administrative expenses was primarily due to the elimination of costs incurred in connec-tion with operating residential real estate acquired by fore-closure, sold during 1993, and reduced legal fees. The improved net interest income includes an approximate $1.1 million reduction in interest expense due to the retirement in November 1993 of the $14.7 million outstanding balance of the Company's senior subordinated notes. The funds used to retire the notes included approximately $6.7 million generated from the issuance of 748,000 additional shares of Common Stock in connection with the October 1993 Rights Offering and a $7.5 million bank loan (which loan was repaid by March 1994). The higher net interest income also reflects an approximate $.4 million increase in interest income on the Company's variable rate mortgage notes receivable due to the rise in the prime rate during 1994, offset by a $1 million reduction in net interest income from the sale of the Company's leveraged GNMA certificate portfolio as discussed below.

Net Income

     During 1994, the Company incurred a $2.4 million loss on the sale of its GNMA certificate portfolio and recognized as income a $.6 million reversal of previously recorded losses. In 1993, the Company recognized a $1.1 million gain on the sale of GNMA certificates and a $2.9 million reversal of previously recorded losses. In addition, the Company's 1993 results included a deferred income tax expense of $1.8 million. As a result, net income in 1994 was $6.3 million or $.79 per share compared to $9.5 million or $1.29 per share in 1993.




                           1993 Compared to 1992



Funds From Operations


     For the year ended December 31, 1993, Funds From Operations amounted to $7.3 million compared to $3.5 million during 1992.

     The $3.9 million (112%) increase in Funds From Operations was principally attributable to a $2.8 million increase in net interest income and a $1.5 million decrease in operating, general and administrative expenses, primarily from reduced legal fees and personnel costs.  The increased net interest income reflects $1.9 million in additional interest income recognized in 1993 on loans to Hilcoast Development Corp. ("Hilcoast"
- - - - - - - see Real Estate Mortgage Notes - Hilcoast)  During the second quarter of
1992, the Company discontinued recognition of interest income on approximately $48 million in loans to Cenvill Development Corp.  On July 31,
1992, Hilcoast, an affiliate of the Company at that time, acquired the underlying collateral from Cenvill Development Corp. subject to those loans.
In October 1992, the Company distributed to its shareholders its 75% interest in Hilcoast's common stock at which time, the Company resumed recognition of interest income earned on those loans.  The increased net interest income also reflects a decline in interest expense resulting from reductions in borrowings, primarily generated from the approximately $18 million cash received from the sale of the Westward Shopping Center ("Westward") in May
1992 and from proceeds received from sales of real estate acquired by foreclosure.

Net Income

     During 1993, the Company recognized gains of $.3 million from sales of real estate acquired by foreclosure compared to a gain of $8 million in 1992 from the sale of Westward. The Company also recognized gains on sales of GNMA certificates of $1.1 million in 1993 and $1.4 million in 1992 and reversals of previously recorded losses of $2.9 million in 1993 and $.2 million in 1992. In addition, during 1993 and 1992, deferred income tax expense amounted to $1.8 million and $3.0 million, respectively. As a result, 1993 net income was $9.5 million or $1.29 per share compared to $9.9 million or $1.38 per share in 1992.

     Operating results in 1993 reflects a $.9 million decrease in rent income partially offset by a $.5 million decrease in operating expenses and depreciation both resulting from the sale of Westward. However, the net effect of the sale on net income was minimal due to the interest savings resulting from the aforementioned reduction in borrowings from the cash proceeds received on the sale.



                      Liquidity and Capital Resources


     At December 31, 1994, total assets were $122.8 million, including $92.7 million in real estate mortgages notes. Approximately $44.1 million of the real estate mortgage notes provide for self-amortizing, equal monthly installment payments through 2012 and are collateralized by recreation facilities under long-term leases with residents living in the approximately 22,000 apartments at Century Village adult condominium communities at West Palm Beach, Deerfield Beach and Boca Raton, Florida ("Recreation Notes"). The operations of these facilities historically have been profitable and, in the Company's opinion, are not likely to be affected by adverse economic conditions.

     The remaining $48.6 million of real estate mortgage notes are collateralized by residential and commercial real estate, generally in southeast Florida, including $39.2 million due from Hilcoast, principally collateralized by first mortgages on certain real estate at the Century Village at Pembroke Pines adult condominium community in Broward County, Florida ("Century Village"), and a second mortgage on the recreation facilities located at Century Village. Of this amount, approximately $14.2 million is scheduled to be repaid through July 1998 and the remaining $25 million is scheduled to be converted by July 1998 to a 25 year, 11%, self-amortizing loan providing for equal monthly installment payments of principal and interest, collateralized by a first mortgage on the recreation facilities at Century Village. See Real Estate Mortgage Notes - Hilcoast. At December 31, 1994, 6,253 units had been sold and delivered at the planned approximately 7,780 unit Century Village and the backlog of units under contract for future delivery was 207 units with a sales value of $16 million.

     Collections on the Company's real estate mortgage notes may be affected by the future success of the projects which collateralize these notes, which may, in turn, be affected by conditions in the housing and commercial real estate markets.

     Operating funds are currently generated from interest income on mortgage notes, rentals from income producing properties, including distributions from self-storage warehouse partnerships, and dividend income on the Company's investment in Hilcoast Preferred Stock. Dividend payments to stockholders, in accordance with the provisions of the Internal Revenue Code, limit the Company from utilizing significant amounts of income-generated funds for investment purposes.

     Since its qualification as a REIT and until 1990, the Company's operating strategy was to reinvest monies received from the repayment of existing mortgage notes and borrowings in new and existing mortgage notes and other real estate related investments, including loans to developers for the purpose of acquiring, developing or constructing real estate. In the past several years, the Company's only new loan commitments have been in connection with its existing borrowers. As a result, through the beginning of 1994, monies received from the repayment of existing mortgage notes, the sale of real estate, or new borrowings were generally utilized to reduce the Company's outstanding borrowings, or to fund such mortgage loan commitments. By the beginning of 1994, the Company had repaid all of its outstanding borrowings, other than its long-term obligations ($39 million as of December 31, 1994 - see below), and had significantly reduced its mortgage loan commitments. Since March 1994, monies received from the repayment of existing mortgage notes have generally been reinvested in high quality short-term corporate or government securities. The Company expects to pursue this strategy while it continues its evaluation of alternative real estate investments. At December 31, 1994, the Company's cash, cash equivalents and short-term investments amounted to $12.9 million.

     During 1994 and 1993, the Company declared cash dividends of $1.08 per share and $1.00 per share, aggregating $8.6 million and $7.4 million, respectively. During the same periods, the Company's Funds From Operations amounted to $8.4 million and $7.3 million, respectively.

     At December 31, 1994, the outstanding balance of the Company's Collateralized Mortgage Obligations (the "CMO's") amounted to $38.9 million (net of unamortized discount of $1.1 million based on an effective interest rate of 8.84%). The CMO's are collateralized by the Recreation Notes and require self-amortizing principal and interest payments through March 2007. During the term of the CMO's, the Company's scheduled annual debt service requirement approximates $5.2 million compared to annual principal and interest payments scheduled to be received under the Recreation Notes of $6.5 million.

     At December 31, 1994, commitments on outstanding real estate loans consisted of $5.1 million under the Hilcoast Lines of Credit. The Company expects to be able to meet these commitments with internally generated funds, including existing cash balances. During 1994, the Company's new loan commitments amounted to $3 million, including $2.5 million related to Hilcoast. In February 1995, the Company agreed to acquire from a bank a $2.8 million mortgage note due from Hilcoast (see Real Estate Mortgage Notes - Hilcoast). There are currently no material commitments for capital expenditures.



                                 INFLATION


     As of December 31, 1994, the Company had no variable interest rate borrowings; however, the Company's interest-sensitive mortgage notes receivable amounted to $39.1 million. Of this amount, the interest rate on $36.4 million is limited to the lower of 11% or prime + 3%. As of December 31, 1994, the interest rate on those notes had reached the 11% ceiling; accordingly, in the event of inflation, even if such inflation is accompanies by rising interest rates, the effect on the Company's results of operations is not expected to be material.

Item 8.  Financial Statements and Supplementary Data




          Table of Contents to Consolidated Financial Statements


                                                               Page
                                                               ----

Report of Independent Certified Public Accountants              25


Consolidated Financial Statements:

     Balance Sheets - December 31, 1994 and 1993                26

     Statements of Income  -   Years Ended
        December 31, 1994, 1993 and 1992                        27

     Statements of Stockholders' Equity - Years
        Ended December 31, 1994, 1993 and 1992                  28

     Statements of Cash Flows - Years Ended
        December 31, 1994, 1993 and 1992                        29

     Notes to Consolidated Financial Statements               30-50


Consolidated Financial Statements Schedules:


     Schedule  IV -  Mortgage Loans on
                          Real Estate                           51








     Schedules, other than those listed above, are omitted because of the conditions under which they are required, or because the information required therein is set forth in the consolidated financial statements or the notes thereto.

            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
     of CV Reit, Inc.
West Palm Beach, Florida

We have audited the accompanying consolidated balance sheets of CV Reit, Inc. and subsidiaries as of December 31, 1994 and 1993 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1994. We have also audited the schedule listed in the accompanying index. These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CV Reit, Inc. and subsidiaries at December 31,1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

As more fully discussed in Note 4(a) to the consolidated financial statements, the Company is a defendant in and has filed a counterclaim to a lawsuit alleging misrepresentations by the Company in connection with the plaintiff's purchase and development of land. On February 9, 1994, the Company prevailed as to the fraud count; however, the plaintiff has appealed that decision. The ultimate outcome of the litigation cannot presently be determined. Accordingly, no provision for any liability that may result upon adjudication has been made in the accompanying financial statements.

West Palm Beach, Florida                     BDO Seidman
January 18, 1995

                      CV REIT, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                      ==============================
                           (dollars in thousands)
                                                          December 31,
                                                      --------------------
ASSETS                                                  1994        1993
- - - - - - ------                                                --------------------
Investments (Notes 2, 3, 4 and 5)
   Real estate mortgage notes                          $92,691   $105,863
   Real estate acquired by foreclosure                   8,469      8,688
   Less allowance for losses                            (3,531)    (5,119)
                                                      ---------  ---------
                                                        97,629    109,432
   GNMA certificates                                         -     35,781
   Real estate and investments in real estate
     partnerships, net of accumulated depreciation       5,689      6,331
   Investment in Hilcoast Development Corp.
     10% Cumulative Preferred Stock                      5,000      5,000
                                                      ---------  ---------
       Total investments                               108,318    156,544
Cash and cash equivalents
  (includes $868 and $822 restricted)                    9,998      5,050
Short-term investments                                   2,920          -
Other                                                    1,546      1,633
                                                      ---------  ---------
                                                      $122,782   $163,227
                                                      =========  =========
LIABILITIES AND STOCKHOLDERS' EQUITY
- - - - - - ------------------------------------
Liabilities and other credits:
   Borrowings (Note  3)                                $38,908    $77,201
   Accounts payable, accruals and
      other liabilities                                    861        901
   Dividends payable                                     2,418      2,250
   Deferred income taxes (Note 6)                        8,179      8,179
                                                      ---------  ---------
      Total liabilities and other credits               50,366     88,531
                                                      ---------  ---------
Commitments and contingencies (Notes 2, 3, 4 and 8)
Stockholders' equity:
   Common stock, $.01 par-shares authorized
    10,000,000; outstanding 7,966,621                       80         80
   Additional paid-in capital                           18,490     18,490
   Retained earnings                                    53,846     56,126
                                                      ---------  ---------
      Total stockholders' equity                        72,416     74,696
                                                      ---------  ---------
                                                      $122,782   $163,227
                                                      =========  =========
        See accompanying notes to consolidated financial statements.

                          CV REIT, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      =====================================
                      (in thousands, except per share data)
                                                   Year Ended December 31,
                                                  ---------------------------
                                                    1994      1993      1992
Revenues:                                         -------   -------   -------
  Interest, substantially from
    mortgage notes (Notes 2, 5 and 7)             $12,296   $13,933   $12,776
  Rent (Note 5)                                       537       502     1,391
  Dividend on Hilcoast Development Corp.
    Preferred Stock (Note 2(e))                       500       500       125
  Other                                               554       482       791
                                                  -------   -------   -------
                                                   13,887    15,417    15,083
Expenses:                                         -------   -------   -------
  Interest (Note 3)                                 4,156     6,038     7,721
  Depreciation                                        161       133       251
  Operating, general and administrative             1,615     2,228     3,729
                                                  -------   -------   -------
                                                    5,932     8,399    11,701
                                                  -------   -------   -------
                                                    7,955     7,018     3,382
Gain on sales of real estate (Note 2(g))              130       285     8,009
Gain (loss) on sales of GNMA certificates
   (Note 2(h))                                     (2,392)    1,138     1,394
Reversal of provision for losses (Note 2(f))          630     2,857       200
                                                  -------   -------   -------
Income before income tax expense                    6,323    11,298    12,985
Income tax expense  (Note 6)                            -     1,786     3,038
                                                  -------   -------   -------
Net income                                         $6,323    $9,512    $9,947
Per common share (Note 1):                        =======   =======   =======
  Net income                                        $ .79     $1.29     $1.38
                                                  =======   =======   =======
  Dividends declared:
    Cash                                            $1.08     $1.00     $0.45
    Hilcoast Development Corp.
      Common Stock  (a)                                 -         -      0.19
                                                  -------   -------   -------
                                                    $1.08     $1.00     $0.64
                                                  =======   =======   =======
Average common shares outstanding               7,966,621 7,378,479 7,218,633
- - - - - - --------
(a) Based on 75 cents per share market price of Hilcoast Development Corp. ("Hilcoast") Common Stock on October 19, 1992. The distribution was based upon one share of Hilcoast Common Stock for each four shares of the Company's common stock owned.

        See accompanying notes to consolidated financial statements.

                      CV REIT, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             ===============================================
                         (dollars in thousands)


                                                  Additional
                                        Common     Paid-in     Retained
                                         Stock     Capital     Earnings
                                        -------   ----------   --------


Balance at December 31, 1991               $72      $11,862     $48,521

  Net income for the year                    -            -       9,947

  Dividends declared:
    Cash                                     -            -      (3,248)
    Hilcoast Development Corp.
      Common Stock (Note 2(e))               -            -      (1,200)
                                        -------   ----------   --------
Balance at December 31, 1992                72       11,862      54,020

  Issuance of 747,988 shares of
     Common Stock in connection
     with Rights Offering                    8        6,628           -

  Net income for the year                    -            -       9,512

  Cash dividends declared                    -            -      (7,406)
                                        -------   ----------   --------
Balance at December 31, 1993                80       18,490      56,126

  Net income for the year                    -            -       6,323

  Cash dividends declared                    -            -      (8,603)
                                        -------   ----------   --------

Balance at December 31, 1994               $80      $18,490     $53,846
                                        =======   ==========   ========








     See accompanying notes to consolidated financial statements.

                            CV REIT, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                        =====================================
                                     (in thousands)
                                                 Year Ended December 31,
                                              ----------------------------
                                                1994      1993       1992
                                              --------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                   $6,323    $9,512    $9,947
  Adjustment to reconcile net income to
    net cash provided by operating activities:
      Depreciation                                161       133       251
      Gain on sales of real estate               (130)     (285)   (8,009)
      Deferred income tax expense                   -     1,786     2,906
      Reversal oflosses                          (630)   (2,857)     (200)
      Extraordinarygain                             -         -      (219)
      Loss (gain)on sales of GNMA certificates 2,392 (1,138) (1,394) Changes in operating assets and liabilities:
    Decrease in accrued interest
      receivable and other assets                  87       244         2
        Decrease in accounts payable, accruals
     and other liabilities                        (40)     (939)     (559)
                                              --------  --------  --------
     Net cash provided by operating activities  8,163     6,456     2,725
                                              --------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in real estate mortgage notes   (21,469)  (25,046)  (22,786)
  Collections on real estate mortgage notes    33,436    26,907    30,226
  Purchase of GNMA certificates and
    short-term investments                     (2,920)  (26,412)  (30,205)
  Sales of GNMA certificates                   32,412    19,479    21,917
  Return of principal on GNMA certificates        977     2,292     3,869
  Proceeds from sales of real estate            1,030     4,224    25,104
  Distributions from unconsolidated partnerships
    in excess of equity in earnings                78        69        91
  Improvements to real estate acquired
    by foreclosure                                (31)      (82)     (794)
  Investment in Hilcoast Development Corp. Common
    Stock held for distribution (Note 2(e))         -         -    (1,200)
                                              --------  --------  --------
    Net cash provided by investing activities  43,513     1,431    26,222
                                              --------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                      3,150    31,477    28,550
  Repayments of borrowings                    (41,443)  (37,787)  (55,549)
  Cash dividends paid                          (8,435)   (7,212)   (3,210)
  Increase in restricted cash                     (46)      (56)     (266)
  Proceeds from issuance of Common Stock            -     6,636         -
                                              --------  --------  --------
    Net cash used in financing activities     (46,774)   (6,942)  (30,475)
                                              --------  --------  --------

    Net increase (decrease) in unrestricted
         cash and cash equivalents              4,902       945    (1,528)
Unrestricted cash and cash equivalents at
  beginning of the period                       4,228     3,283     4,811
                                              --------  --------  --------
Unrestricted cash and cash equivalents at
  end of the period                            $9,130    $4,228    $3,283
                                              ========  ========  ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest     $4,307    $6,256    $7,938
                                              ========  ========  ========
Supplemental schedule of non-cash investing and
  financing activities:
    Hilcoast Development Corp. Preferrred Stock
      acquired in connection with reduction of real
      estate mortgage notes (Note 2(e))        $    -    $    -    $5,000
                                              ========  ========  ========
    Additional borrowings arising from real
      estate acquired by foreclosure           $    -    $    -    $1,691
                                              ========  ========  ========


       See accompanying notes to consolidated financial statements.

                      CV REIT, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                ==========================================



(1)  Summary of Significant Accounting Policies


Business

     CV Reit, Inc. is a real estate investment trust ("REIT") principally engaged in investing in real estate mortgage notes.


Principles of Consolidation

     The consolidated financial statements include the accounts of CV Reit, Inc. and all subsidiaries ("the Company"). Certain subsidiaries own 45%-50% interests in partnerships, which are accounted for on the equity method. Significant intercompany accounts and transactions have been eliminated in consolidation.


Real Estate Mortgage Notes, Real Estate Acquired
By Foreclosure, and Allowance For Losses

     Mortgage notes are carried at the lower of cost or estimated net realizable value. Accrual of interest is discontinued on mortgage notes when management believes, after considering economic and business conditions and collection efforts, that timely collection is doubtful.

     Real estate acquired by foreclosure, which consists of various properties acquired through foreclosure or deed in lieu thereof and held for resale, is carried at the lower of cost (fair value at date of acquisition)
or fair value less selling costs.   Carrying costs and subsequent declines in
net realizable value are charged to operations as incurred.

     The allowance for losses is established through a provision charged to operations based upon an evaluation by management of the loan portfolio and real estate acquired by foreclosure. In evaluating possible losses, management takes into consideration appropriate information which may include the borrower's cash flow projections, historical operating results and financial strength, pending sales, adverse conditions that may affect the borrower's ability to repay, appraisals and current economic conditions.

                      CV REIT, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                ==========================================
(continued)

(1)  Summary of Significant Accounting Policies (continued)


Dividends and Income Taxes

     The Company has elected to qualify as a REIT under the provisions of
Section 856-860 of the Internal Revenue Code. As a REIT, the Company is required to distribute at least 95% of its ordinary taxable income to
stockholders and may deduct such distributions from taxable income.   A REIT
is not required to distribute capital gain income but to the extent it does not, it must pay the applicable capital gain income tax unless it has ordinary losses to offset such capital gain income.

     The federal income tax characteristics of dividends paid by the Company, reported to stockholders in January of the subsequent year, consisted of:
                                   1994      1993      1992

Ordinary income                    80.2%     88.2%       -
Capital gain distribution          19.8%     11.8%     100%

     The Company accounts for income taxes based upon Financial Accounting Standards Board Statement No.109 "Accounting for Income Taxes", which requires, among other things, a liability approach to calculating deferred income taxes.

Real Estate and Investments in Real Estate
Partnerships ("Real Estate")

     Real Estate, recorded at cost, consists primarily of a motel, subject to an operating lease, and partnership interests in self-storage warehouses. In the event that the net carrying amount exceeds estimated net realizable value, a provision is made to reduce the net carrying amount accordingly. Depreciation is provided over the estimated useful lives of the assets on the straight-line method.


Net Income Per Common Share

     Net income per common share is based on the weighted average number of common shares outstanding during each year.

                      CV REIT, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                ==========================================
(continued)

(1)  Summary of Significant Accounting Policies (concluded)



Statements of Cash Flows

     For financial statement purposes, the Company considers all highly liquid investments with initial maturities of three months or less to be cash equivalents.


Recent Accounting Pronouncement

     In May 1993, the FASB issued SFAS No.114, which was amended by SFAS No.118, "Accounting by Creditors for Impairment of a Loan". This statement addresses the accounting by creditors for impairment of certain loans and requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, observable market price, or the fair value of the collateral, if the loan is collateral dependent. The statement is effective for fiscal years beginning after December 15, 1994.

     Management has not determined the impact, if any, the adoption of SFAS No.114 and 118 may have on the Company's financial statements.


Reclassification

     Certain 1993 and 1992 amounts have been reclassified to conform to the 1994 financial statement presentation.


(2)  Investments

     (a)  Investments in real estate mortgage notes, substantially all of
which are collateralized by   real estate located in southeast Florida,
consist of (in thousands):

                      CV REIT, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                ==========================================
(continued)
(2)  Investments (continued)
                                           December 31,
                                        ------------------
                                          1994      1993
Hilcoast Development Corp.              --------  --------
  ("Hilcoast") (Notes 2(b),
  2(e) and 5):
     Term Loan                          $ 28,345  $ 34,504
     Lines of Credit                       7,870     6,525
     Land Acquisition Loan                 1,350     1,350
     Glen Abbey Note                       1,602     1,845
                                        --------  --------
                                          39,167    44,224
First mortgage installment notes,
   with self-amortizing equal
   monthly principal and interest
   payments due through 2012, with
   interest averaging 13%, collateral-
   ized by recreation facilities at
   three Century Village communities
   in West Palm Beach, Boca Raton and
   Deerfield Beach, Florida
   ("Recreation Notes" -
   Notes 3(a) and 5)                      44,096    44,808

First mortgage notes, maturing
   through 1998, with interest
   ranging primarily from
   8.9% to 10.5%, collateralized
   principally by real property in
   Palm Beach and Broward Counties,
   Florida:
     Residential                           3,143    10,643
     Commercial (Note 4(b))                6,285     6,188
                                        --------  --------
                                          92,691   105,863
Less allowance for losses                     62     1,600
                                        --------  --------
          Totals                        $ 92,629  $104,263
                                        ========  ========

                      CV REIT, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                ==========================================
(continued)
(2)  Investments (continued)
                                              Interest Sensitivity
                                              --------------------
                                               Fixed     Variable
                                                Rate       Rate
                                             --------    --------
Maturity of real estate mortgage
  notes at December 31, 1994:
    One year or less               $  8,927    $ 8,827    $   100
    After one year through
      five years                     20,252      7,085     13,167
    After five years                 63,512     63,512        -
                                   --------    -------    -------
             Totals                $ 92,691    $79,424    $13,267
                                   ========    =======    =======

     (b)  Hilcoast

          Term Loan and Lines of Credit

     On July 31, 1992, Hilcoast, an affiliate of the Company on that date (Note 2(e)), acquired certain assets from affiliates of Cenvill Development Corp. (the "Cenvill Affiliates") pursuant to approval by the Bankruptcy Court of the Southern District of Florida in connection with Chapter 11 proceedings filed by the Cenvill Affiliates. The assets were acquired subject to $48.2 million of loans to the Company and certain other indebtedness.

     On July 31, 1992, immediately prior to the acquisition, the Company modified the mortgage loans to which the acquired assets were subject. The $48.2 million balance of such loans was converted to a $41.7 million term loan (the "Term Loan") and a revolving $6.5 million construction loan commitment (the "$6.5 million Line of Credit"). Upon satisfaction of the Purchase Note (as described below), the $6.5 million Line of Credit may be
increased by Hilcoast to $7.5 million.   On September 30, 1993, the Company
increased the revolving construction loan commitment to Hilcoast by $3 million (the "$3 million Line of Credit"). On September 15, 1994, the Company agreed to a further increase up to a maximum of $2.5 million (the "$2.5 million Line of Credit"), limited to 50% of the amount by which $30 million exceeds the outstanding principal balance of the Term Loan. The $6.5 million

                      CV REIT, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                ==========================================
(continued)


(2)  Investments (continued)



Line of Credit, the $3 million Line of Credit and the $2.5 million Line of Credit are hereinafter collectively referred to as the Lines of Credit.

     The Term Loan and the $6.5 million Line of Credit mature on July 31, 1998, except as described below with respect to the conversion of the Term Loan, and bear interest, payable monthly, at prime (8.5% at December 31, 1994) plus 3%, but in any event not less than 9% nor more than 11%. The $3 million Line of Credit matures on December 31, 1996 and bears interest, payable monthly, at prime plus 3% with a floor of 11%. The $2.5 million Line of Credit matures on July 31, 1996 and bears interest, payable monthly, at 12.5%.

     The Term Loan and the Lines of Credit are principally collateralized by first mortgages on certain residential and commercial real estate at the Century Village at Pembroke Pines, Florida adult condominium project ("Century Village"), and a second mortgage on the recreation facilities at Century Village (subordinated to a first mortgage to The Daiwa Bank, Ltd. (the "Daiwa Note")). In February 1995, the Company agreed to acquire the Daiwa Note for the outstanding balance on the date the transaction is closed. The Daiwa Note matures on October 31, 1996, bears interest, payable monthly, at prime plus 1.5%, requires minimum quarterly principal payments equal to the greater of available net cash flow (as defined) or $300,000 and had an outstanding balance of $2.8 million as of January 31, 1995.

     Hilcoast is required to pay commitment fees ranging from .9% to 1.8% per annum on the unused portion of the Lines of Credit. The Term Loan requires specific release prices principally based on sales of condominium apartments.

     Provided that the Daiwa Note has been satisfied and the Term Loan has been reduced to $25 million, by July 31, 1998, the Term Loan will be converted to an 11%, fixed rate, 25 year self-amortizing loan providing for equal monthly payments of principal and interest (the "Permanent Loan"). The release prices will then be applied to a permanent reduction of amounts available under the

                      CV REIT, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                ==========================================
(continued)

(2)  Investments (continued)


Lines of Credit. The Permanent Loan may not be prepaid by Hilcoast without a prepayment penalty and will be collateralized by a first mortgage on the recreation facilities at Century Village.

     In connection with the acquisition by Hilcoast in July 1992, Hilcoast issued a promissory note (the "Purchase Note") to the seller, guaranteed by the Company and collateralized principally by $3 million of the Company's investment in Hilcoast Preferred Stock (Note 2(e)). The Purchase Note bears interest at prime plus 1/2%, is payable by Hilcoast on July 31, 1995 and had an outstanding balance of $2 million at December 31, 1994.


          Land Acquisition Loan

     In August 1993, the Company provided a $1.3 million mortgage loan to Hilcoast to finance Hilcoast's acquisition of certain unimproved land
adjacent to Century Village.   The loan is collateralized by the acquired
land, bears interest, payable monthly, at 12%, matures on July 31, 1998, and provides for specific release prices based on sales of condominium apartments.


          Glen Abbey Note

     Effective August 18, 1992, the Company sold to Hilcoast all of the capital stock of its subsidiary which owns unimproved land in Volusia County, Florida, in an existing golf course community known as Glen Abbey ("Glen Abbey") for approximately $2.5 million, which represented the Company's approximate book value of those homesites on the date of sale. Hilcoast paid approximately $.4 million in cash, and $2.1 million in the form of a promissory note (the "Glen Abbey Note"). The Company acquired the property in 1991 in a foreclosure proceeding in connection with a default under a loan
from the Company.   Hilcoast is presently developing the land and plans to
sell approximately 200 improved single family homesites.

                      CV REIT, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                ==========================================
(continued)

(2)  Investments (continued)


     The Glen Abbey Note is collateralized by the undelivered homesites at Glen Abbey, bears interest, payable monthly, at 9% through August 1995 and prime plus 3% thereafter, but in no event less than 9% nor more than 11%, matures on December 31, 1997, and is recourse to the extent of Hilcoast's guarantee of the first $1.5 million principal of the note. Payments of principal are based on release prices for the homesites.


     (c) At December 31, 1994 and 1993, the aggregate amount of real estate mortgage notes on which the Company had discontinued the accrual of interest was $.2 million and $.7 million, respectively. Interest income of $9,000, $30,000 and $2.3 million, relating to non-earning loans, was not recognized in the financial statements during 1994, 1993 and 1992, respectively.


     (d)   Real estate acquired by foreclosure consists of (in thousands):

                                                December 31,
                                             -----------------
                                               1994     1993
                                             -------   -------
Commercial:
  Broward County, Florida:
    Nine acre office building site in Dania  $ 5,000   $ 5,000
    29 acre commercial site in Miramar (a)     2,563     2,563
  Other                                          600       600
                                             -------   -------
          Total commercial                     8,163     8,163

Residential                                      306       525
                                             -------   -------
                                               8,469     8,688

Less allowance for losses                      3,469     3,519
                                             -------   -------
          Totals                             $ 5,000   $ 5,169
                                             =======   =======

                      CV REIT, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                ==========================================
(continued)

(2)  Investments  (continued)


__________
(a) In December 1994, the Company entered into a sales contract to sell this parcel for $2.7 million, subject to certain conditions principally related to rezoning. If the required rezoning is obtained, the Company expects to close this sale by the beginning of 1996. The net sales proceeds are expected to approximate $900,000 in excess of book value, net of allowance for losses.



     (e)  Investment in Hilcoast Preferred Stock
          and Common Stock


     In connection with Hilcoast's acquisition of certain assets from the Cenvill Affiliates (Note 2(b)), Hilcoast was capitalized through the issuance of $5 million of 10% Cumulative Preferred Stock (5,000 shares - the "Preferred Stock") to the Company, $1.8 million of non-voting Class A Common Stock (1.8 million shares) to the Company, and $738,000 of voting Common Stock (600,000 shares) to H. Irwin Levy, a principal stockholder and former Chairman of the Board of the Company and the Chairman of the Board and Chief Executive Officer of Hilcoast. All of the Common Stock was purchased for cash and the Preferred Stock was acquired by the grant from the Company to Hilcoast of a $5 million senior participation interest in certain of the Company's mortgage loans to the Cenvill Affiliates. On the date of acquisition (July 31, 1992), Hilcoast received from the Company a credit against the purchase price equal to the amount of the senior participation interest ($5 million) and that interest was deemed to have been satisfied.

CV REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   ==========================================
(continued)

(2)  Investments  (continued)


     On October 23, 1992, the Company distributed 1,752,320 shares of the Hilcoast Class A Common Stock to the Company's stockholders in the form of a taxable dividend (the "Distribution"), based upon one share of Hilcoast Common Stock for each four shares of the Company's Common Stock owned. Upon such Distribution, the Class A Common Stock was automatically converted into voting Common Stock. The remaining 47,680 shares of Class A Common Stock were repurchased from the Company by Hilcoast at the original purchase price. As a result of the Distribution, Hilcoast became independent of the Company. Since the Company's investment in Hilcoast Common Stock was being held for distribution, the Company's 1992 Consolidated Statement of Operations does not reflect the Company's share of Hilcoast's results of operations through the date of the Distribution. The book value of the Distribution charged to Retained Earnings during 1992 consists of the following (in thousands):


   Cash paid to Hilcoast in exchange for
      Class A Common Stock                             $1,752
   Professional fees incurred in connection
      with the Distribution                               285
   Amounts earned on loans to Hilcoast and Hilcoast
      Preferred Stock through the date of the
      Distribution, not recognized as income             (876)
   Cash paid to stockholders in lieu of odd
      lots and fractional shares                           39
                                                       ------
                                                       $1,200
                                                       ======

CV REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   ==========================================
(continued)
(2)  Investments  (continued)

     (f)  Changes in the allowance for losses follow (in thousands):
                                    1994      1993        1992
                                   -------   -------     -------
Balance, beginning of year         $ 5,119   $ 8,593     $11,643
Reversal of allowance for losses      (630)   (2,857)(1)    (200)
Charge-offs                         (1,158)     (806)     (5,063)
Interest earned on loans to the
  Cenvill Affiliates from April
  1, 1992 through July 31, 1992,
  not recognized as income              -         -        1,499
Recoveries                             200       189         714
                                   -------   -------     -------
Balance, end of year               $ 3,531   $ 5,119     $ 8,593
                                   =======   =======     =======
________
(1) Principally relates to allowance established prior to the Hilcoast acquisition from the Cenvill Affiliates (Note 2(b)).


     (g) Real estate and investments in real estate partnerships are located in southeast Florida and consist of (in thousands):

                                           December 31,
                                        -----------------
                                         1994       1993
                                        -------   -------
     Days Inn motel                     $ 3,654   $ 3,654
     Administration Building                764       756
     Other                                   82       520
                                        -------   -------
                                          4,500     4,930
     Accumulated depreciation            (2,074)   (1,940)
                                        -------   -------
                                          2,426     2,990
     45%-50% investments in self-
       storage warehouse partnerships     3,263     3,341
                                        -------   -------
               Totals                   $ 5,689   $ 6,331
                                        =======   =======

CV REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   ==========================================
(continued)

(2)  Investments (concluded)


     On May 11, 1992, the Company sold the Westward Shopping Center for a net sales price of $18.3 million, substantially received in cash, and recognized a gain of $8 million.


     (h) During 1994, 1993 and 1992, the Company sold GNMA certificates with an aggregate book value of $34.8 million, $18.5 million and $20.4 million, respectively, and recognized a loss of $2.4 million in 1994 and gains of $1.1 million and $1.4 million, in 1993 and 1992, respectively.



(3)  Borrowings


     Borrowings consist of (in thousands):
                                               1994      1993
                                             --------  --------
Collateralized Mortgage Obligations (CMO's),
  due through 2007, net of unamortized
  discount of $1.1 million and $1.3
  million based on an effective
  interest rate of 8.84%  (a)                $38,908   $40,579

Short-term reverse repurchase
  agreements, collateralized by
  GNMA certificates                               -     32,622

Bank loan                                         -      4,000
                                             -------   -------
          Totals                             $38,908   $77,201
                                             =======   =======


     (a) The CMO's are collateralized by the Recreation Notes (Note 2(a)), require quarterly self-amortizing principal and interest payments and mature on March 15, 2007.

CV REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
==========================================
(continued)

(3)  Borrowings (concluded)

     (b)  Maturities of borrowings are as follows (in thousands):

                    1995                $ 1,836
                    1996                  2,009
                    1997                  2,200
                    1998                  2,408
                    1999                  2,633
                    Thereafter           27,822
                                        -------
                                        $38,908
                                        =======

(4)  Commitments and Contingencies

     (a)   TGI Development, Inc. ("TGI")

     On October 9, 1989, TGI filed a complaint against the Company, H. Irwin Levy and certain unrelated parties alleging misrepresentations by the defendants in connection with the Plaintiff's purchase and development of land from a previous borrower of the Company. The complaint, as subsequently amended, consisted of counts of common law fraud and breach of contract and sought compensatory damages of approximately $2 million in addition to punitive damages. On October 3, 1990, the Company filed a counterclaim against TGI in connection with an $800,000 promissory note from TGI to the Company. On February 9, 1994, the Court granted a Final Judgment in favor of the Company as to the count of common law fraud which strikes the punitive damage claim. In accordance with an agreement between the parties, on August 23, 1994, the Court dismissed the breach of contract count with prejudice and entered a judgment in the amount of $1.1 million in favor of the Company on the aforementioned counterclaim. The Company has agreed not to execute that judgment until completion of the Plaintiff's appeal of the Final Judgment on the punitive damage claim. Although the Company believes it has substantial defenses, the ultimate outcome of this litigation cannot presently be determined. Accordingly, no provision for any liability that may result upon final adjudication has been made in the accompanying financial statements.
In management's opinion, the final outcome of this litigation will not have a material adverse effect on the Company's financial condition.

CV REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   ==========================================
(continued)

(4)  Commitments and Contingencies (concluded)


     (b)  Century Plaza

     In December 1989, the Company sold its 85,000 square feet Century Plaza Shopping Center ("Century Plaza") in Deerfield Beach, Florida to Century Plaza Investments, Inc. (the "Buyer") for $8 million, consisting of $1.6 million cash and a $6.4 million first mortgage note due on December 31, 1994 (the "Century Plaza Note").
     On December 5, 1994, the Buyer filed a Complaint in Broward County Circuit Court against the Company seeking a judicial declaration as to the Buyer's obligation to provide parking areas within Century Plaza to members of an adjacent religious institu-tion. The factual basis for the Buyer's Complaint is that the Company failed to advise the Buyer that in 1978, a former officer of the Company had apparently consented to a limited number of parking spaces to be allocated to the religious institution in connection with a request for site plan approval by that institution. Should the Court determine that the institution has parking rights, the Buyer seeks recision of the Century Plaza Note, restoration of amounts paid by the Buyer to the Company pursuant to the sales agreement, plus interest thereon, and reconveyance of Century Plaza to the Company.

     The Century Plaza Note was not paid on its December 31, 1994 maturity date and the Company has instituted foreclosure proceedings. The Company believes it has substantial defenses to the Complaint; however, the proceedings have just recently commenced and the final outcome of this litigation cannot be determined. In management's opinion, the ultimate decision in this matter will not have a material adverse effect on the Company's future operations.


     (c)  Other

     The Company is subject to various claims and complaints relative to its business activities. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position.

CV REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   ==========================================
(continued)

(5)  Related Party  Transactions


          Hilcoast

     In connection with the acquisition by Hilcoast (Note 2(b)), on July 31, 1992, H. Irwin Levy resigned as Chairman of the Board of the Company, Joseph
D. Weingard resigned as a director, Michael S. Rubin resigned as Vice President-Real Estate Management and Jack Jaiven resigned as Vice President and Treasurer of the Company. Those individuals were elected to the following positions with Hilcoast: H. Irwin Levy, Chairman of the Board and Chief Executive Officer; Joseph D. Weingard, Director; Michael S. Rubin, President, Chief Operating Officer and Director; and Jack Jaiven, Executive Vice President, Chief Financial Officer and Director.

     Effective July 31, 1992, the Company and Hilcoast entered into a consulting and advisory agreement under which Hilcoast provides certain investment advisory, consulting and administrative services to the Company, excluding matters relating to Hilcoast's loan from the Company. The agreement, which originally expired on July 31, 1994, has been extended to July 31, 1995, and provides for the payment of $10,000 per month to Hilcoast, plus reimbursement for all out of pocket expenses. The agreement may be terminated by Hilcoast upon 180 days notice and by the Company upon 30 days notice.

          Recreation Notes

     Mr. Levy owns the recreation facilities at the Century Village in Boca Raton, acquired from the Company in 1981, which is collateral for one of the Company's Recreation Notes (Note 2(a)), issued in connection with the
acquisition, in the original princi-pal amount of $12.6 million.   The note
requires monthly payments of principal and interest in the aggregate amount of $1.7 million per annum through 2011. At December 31, 1994, the outstanding balance on the note was $11.6 million. In 1994, 1993 and 1992, the Company recognized interest income of $1.6 million per annum on this note.

CV REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   ==========================================
(continued)

(5)  Related Party  Transactions (concluded)


     Since 1990, companies owned by Mr. Levy and certain members of his family lease, manage and operate the recreation facilities at the Century Villages in West Palm Beach, Deerfield Beach and Boca Raton, which are collateral for the Company's Recreation Notes (Note 2(a)).


          Days Inn

     The Company owns a 154-room Days Inn motel, located near the entrance to Century Village at West Palm Beach, Florida. The motel is leased to a corporation controlled by Alan Shulman, the Chairman of the Board of the Company.

     The lease, as amended, provided for annual rental through the expiration of the lease term on August 31, 1999, equal to a minimum of $300,000, plus 30% of gross room revenues in excess of $1.2 million. In February 1995, the Company and the lessee agreed to adjust the annual rental to a minimum of $330,000, plus 30% of gross room revenues in excess of $1.3
million.   The lease also provides for the Company to be paid 50% of the amounts received by the lessee from the concessionaire who operates the food and beverage facilities at the motel, excluding certain reimbursements for taxes, insurance and maintenance. In 1994, 1993 and 1992, the Company recognized rent income of $343,000, $310,000 and $302,000, respectively, under the lease.


          Administration Building

     In March 1991, the Company acquired, for $750,000 cash, from a subsidiary of Cenvill Development, an office building containing approximately 28,000 square feet, located in the Century Village at West Palm Beach community. During 1994 and 1993, the Company leased 4,800 square feet on a month to month basis to a company owned by Mr. Levy and a member of his family at a monthly rental of approximately $4,000, plus an allocation of utility expenses, and 3,800 square feet to Hilcoast on a month to month basis, at a monthly rental of approximately $3,400.

CV REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   ==========================================
(continued)

(6)  Income Tax Expense

     (a) Total deferred income tax expense differs from the amount computed by applying the statutory federal income tax rate to income before income taxes and extraordinary gain for the following reasons (in thousands):

                                     1994      1993      1992
                                   --------  --------  --------
Tax expense computed at
  statutory rate                    $2,150    $3,841    $4,415
State income tax expense
  (benefit), net of
  federal effect                       (32)      203       308
Dividends paid deduction            (2,453)   (2,258)   (1,796)
Taxable interest income not
  recognized as income for
  financial reporting purposes          -         -        269
Other                                  335        -       (158)
                                   --------  --------  --------
          Totals                    $   -     $1,786    $3,038
                                   ========  ========  ========


     (b)  The components of the net deferred tax liability are as follows:

                                                December 31,
                                             -----------------
                                               1994     1993
                                             -------   -------
Deferred tax liabilities:
  Gains on the sales of recreation
    facilities reported on the install-
    ment method for tax purposes             $14,352   $14,553
  Basis differential on certain notes
    receivable                                   865     2,193
  Other                                          423       235
                                             -------   -------
          Total deferred tax liabilities      15,640    16,981
                                             -------   -------

CV REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   ==========================================
(continued)

(6)  Income Tax Expense  (concluded)

                                                December 31,
                                             -----------------
                                               1994     1993
                                             -------   -------
Deferred tax assets:
  Differences in reporting the
    provision for losses                       1,329     2,142
  Net operating loss carryforwards
    for tax purposes                           6,065     6,065
  Other                                           67       595
                                             -------   -------
          Total deferred tax assets            7,461     8,802
                                             -------   -------
          Net deferred tax liability         $ 8,179   $ 8,179
                                             =======   =======


     (c) As of December 31, 1994, the Company has aggregate net operating loss carryforwards for tax purposes of approximately $16.1 million, expiring $7.1 million in 2007 and $9.0 million in 2006.



(7)  Major Customers


     During 1994, interest income from four borrowers provided 32% (Hilcoast), 16%, 14% and 11% (H. Irwin Levy), respectively, of total revenues. During 1993, interest income from four borrowers provided 26% (Hilcoast), 15%, 13% and 10% (H. Irwin Levy), respectively, of total revenues. During 1992, interest income from three borrowers provided 15%,
13% and 11% (H. Irwin Levy), respectively, of total revenues.   See Note 2(a)
regarding concentration of credit risk.

CV REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   ==========================================
(continued)

(8)  Financial Instruments with Off-Balance-Sheet Risk


     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers, including commitments to extend credit and standby letters of credit to guarantee the contractual performance of certain borrowers to third parties. Those instru-ments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract amounts of those instruments reflect the extent of involvement and the exposure to credit loss the Company has in particular classes of financial instruments. The Company uses the same credit policies and has the same credit risk in making commitments and conditional obligations as it does for on-balance-sheet instruments.

     At December 31, 1994, financial instruments whose contract amounts represent credit risk consisted of $5.1 million of commitments to extend credit and $1.3 million standby letters of credit. Commitments to extend credit are agreements to lend to a borrower as long as there is no violation of any condition established in the contract. Commitments generally have
fixed expiration dates or other termination clauses.   Since commitments may
expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.


(9)  Fair Value of Financial Instruments

     The estimated fair values of the Company's financial instruments as of December 31, 1994 are as follows:

                                        Carrying    Fair
                                         Amount     Value
                                        --------  --------

Real estate mortgage notes              $ 92,691  $102,300
Investment in Hilcoast
  Preferred Stock                          5,000
Cash and cash equivalents                  9,998     9,998
Short-term investments                     2,920     2,920
Borrowings                               (38,908)  (37,103)

CV REIT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   ==========================================
(continued)


(9)  Fair Value of Financial Instruments (concluded)



Real estate mortgage notes - Except for the Recreation Notes (Note 2(a)), the Company's real estate mortgage notes principally consist of variable rate loans or loans which mature within two years, and have carrying amounts that approximate fair value. The fair value of the long-term, fixed rate Recreation Notes is estimated by discounting the future cash flows using the current rates at which similar loans would be made with similar credit ratings and for the same remaining maturities.


Investment in Hilcoast Preferred Stock - There is no quoted market price for this investment; accordingly, a reasonable estimate of fair value could not be made without incurring significant costs.


Short-term investments - Fair value approximates carrying amounts due to their short-term maturity.


Borrowings - Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of the Company's long-term, fixed rate CMO's.

                      CV REIT, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                ==========================================
                                (concluded)




(10)  Selected Quarterly Financial Data (Unaudited)


Selected quarterly financial data follows (in thousands, except per share data):


                                    Quarter Ended
                      -----------------------------------------
                      Mar. 31,   Jun. 30,   Sept.30,   Dec. 31,

1994

  Revenues             $3,848    $3,367     $3,365     $3,307
  Net income (loss)     2,127      (397)(1)  2,240      2,354
  Per common share        .27      (.05)(1)    .28        .30

1993

  Revenues             $3,841    $ 3,803     $3,826    $3,947
  Net income            1,561      1,803      1,811     4,337
  Per common share        .22        .25        .25       .55




__________
(1) During the quarter ended June 30, 1994 the Company sold its GNMA certificates and recognized a loss of $2.4 million.

CV REIT, INC. AND SUBSIDIARIES
SCHEDULE IV  -  MORTGAGE LOANS ON REAL ESTATE
December 31, 1994
=============================================
(dollars in thousands)

                                                                                              Principal
                                                                                              amount of
                                                                                 Carrying    loans subject
                          Final                                         Face    amount of    to delinquent
             Interest    maturity                           Prior    amount of   mortgages    principal or
Description    rate        date    Periodic payment terms   liens    mortgages     (a)         interest
- - - - - - -----------  --------    --------- ----------------------  ------   ----------  ----------  --------------
Permanent - Recreation Facilities
(1st mortgages, except where noted):
Century Village at Boca Raton, FL
                                   Level principal and
             13.25%      12/31/11  interest due monthly      --       $12,533   $11,630         $     --
Century Village at West Palm Beach, FL
                                   Level principal and
             13.50%      01/15/12  interest due monthly      --        18,342    17,044               --
Century Village at Deerfield Beach, FL
(2nd mortgage)                     Level principal and
             13.25%      01/15/12  interest due monthly      N/A       13,235    12,313               --
Century Village at Deerfield Beach, FL
                                   Level principal and
              8.84%      03/01/07  interest due monthly      --         3,485     3,109               --
                                                                                --------        --------
                                                                                 44,096               --
                                                                                --------        --------
Residential Construction and Development:
Condominium project (1st mortgage) and
recreation facilities therein (2nd mortgage)
in Pembroke Pines, FL
                                     Interest monthly,
            Prime + 3%   07/31/98(c) principal at maturity   --        49,873    37,565              --
(Minimum 9%, Maximum 11%)
Residential project in Deland, FL
(1st mortgage)                       Interest monthly,
               9%(d)     12/31/97    principal at maturity   --         2,100     1,602              --


Aggregate of mortgage loans which
individually do not exceed 3%
             8.9% to
              10.5%      Various                                                  3,143             231
                       thru 12/98                                               --------       --------
                                                                                 42,310             231
                                                                                --------       --------
1st Mortgage on shopping center in
Deerfield Beach, FL
               N/A     12/31/94         (e)                   --        6,400     6,285              --
                                                                               ---------       --------
                                                                                $92,691(b)         $231
                                                                               =========       ========
- - - - - - ----------
(a) The tax carrying value of the notes is approximately $52 million.         1994     1993       1992
(b) The changes in the carrying amounts are summarized as follows:          --------  --------  --------

                       Balance, beginning of period                         $105,863  $107,935  $116,212
                       Advances on new mortgage loans                         21,469    25,046    26,868
                       Collections of principal(net)                         (33,236)  (26,718)  (34,145)
                       Foreclosures                                             (321)       --        --
                       Charge-offs                                            (1,084)     (400)   (1,000)
                                                                            --------  --------  --------
                       Balance, end of period                                $92,691  $105,863  $107,935
                                                                            ========  ========  ========
(c) See Note 2(b) to Consolidated Financial Statements regarding conversion of $25 million of this loan to an 11%, fixed rate, 25 year self-amortizing loan.
(d) August 1995 through prime plus 3% thereafter (minimum 9%, maximum 11%).
(e) See Note 4(b) to Consolidated Financial Statements regarding litigation instituted by borrower.

Item 9.   Disagreement on Accounting
          and Financial Disclosure



                                   None








                                 PART III



          Information in response to Items 10, 11, 12 and 13 is not included in this Report, since the Registrant anticipates filing a definitive proxy statement for its next annual meeting of stockholders prior to May 1, 1994.
 Such definitive proxy statement is incorporated by reference herein.

                                  PART IV


Item 14.  Exhibits, Financial Statement Schedules
          and Reports on Form 8-K


(a) (1)   List of Consolidated Financial Statements:

          Report of Independent Certified Public Accountants

          Consolidated Balance Sheets - December 31, 1994 and 1993

          Consolidated Statements of Income  -  Years Ended
               December 31, 1994, 1993 and 1992

          Consolidated Statements of Stockholders' Equity - Years
               Ended December 31, 1994, 1993, and 1992

          Consolidated Statements of Cash Flows - Years Ended
               December 31, 1994, 1993 and 1992

          Notes to Consolidated Financial Statements


     (2)  List of Consolidated Financial Statements Schedules:

          Schedule IV  -  Mortgage Loans on Real Estate


     (3)  List of Exhibits:


     (3)(i) Amended Certificate of Incorporation of CV Reit, Inc., filed with Secretary of State of Delaware on June 17, 1991. (Incorporated by reference to Exhibit (3)(i) to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1991.)

     (3)(ii) By-laws of CV Reit, Inc. (Incorporated by reference to Exhibit (3)(ii) to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1990.)


    (10)(i) Agreement between Cenvill Investors, Inc. and H. Irwin Levy, dated December 31, 1981. (Incorporated by reference to Exhibit (2)(i) to the current report on Form 8-K filed by the Company to report event of December 31, 1981.)

    (10)(ii) Agreement of Lease between Cenvill Investors, Inc. and B.R.F., Inc., dated December 30, 1981. (Incorporated by reference to Exhibit (2) (ii) to the current report on Form 8-K filed by the Company to report event of December 31, 1981.)

    (10)(iii) Agreement dated January 15, 1982, between Century Village, Inc. and Benenson Capital Company. (Incorporated by reference to Exhibit (2)(i) to the current report on Form 8-K filed by Cenvill Investors, Inc. (File No. 0-03427) to report event of January 15, 1982.)

    (10)(iv) Agreement dated January 15, 1982, between Century Village East, Inc. and CVRF Deerfield Limited. (Incorporated by reference to exhibit (2) (ii) to the current report on Form 8-K filed by Cenvill Investors, Inc. (File No. 0-03427) to report event of January 15, 1982.)

    (10)(v) Lease dated as of November 8, 1988 between Cenvill Investors, Inc. and Century Inn Operating Corp. (Incorporated by reference to Exhibit (10) (xiii) to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1988.)

   (10)(vi) Revolving Credit and Term Loan Agreement dated July 3, 1990 between Cenvill Development Corp. and CV Reit, Inc. (Incorporated by reference to Exhibit (10)(xvi) to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1990.)

   (10)(vii) Loan Agreement among CV Reit, Inc. and Cenvill Development Corp. and various subsidiaries, dated June 6, 1991. (Incorporated by reference to Exhibit (10)(xiv) to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1991.)

   (10)(viii) Subordination Agreement among C.V.P. Community Center, Inc., CV Reit, Inc. and The Daiwa Bank, dated June 6, 1991. (Incorporated by reference to Exhibit (10)(xv) to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1991.)

   (10)(ix) Indenture for Collateralized Mortgage Obligations, dated as of December 30, 1991 between Recreation Mortgages, Inc. (Issuer) and Bankers Trust Company (Trustee). (Incorporated by reference to Exhibit (10)(xvi) to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1991.)

   (10)(x)     Agreement to Use Best Reasonable Efforts to Obtain
               Construction Financing, dated as of September 17, 1992, between CV Reit, Inc. and Hilcoast Development Corp. (Incorporated by reference to Exhibit (10)(v) to Amendment No. 1 to the Form S-1 Registration Statement of Hilcoast Development Corp. (File No. 33-51388) filed with the Commission on October 1, 1992.)

   (10)(xi) Restated Loan Agreement, dated July 31, 1992, between CV Reit, Inc. and Cenvill Development Corp. and certain subsidiaries and affiliates thereof. (Incorporated by reference to Exhibit
               (10)(xi) to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1992.)

   (10)(xii) Consent and Composite Amendment Agreement, dated June 19, 1992, by and among C.V.P. Community Center, Inc. and certain subsidiaries and affiliates thereof, Cenvill Development Corp., CV Reit, Inc. and The Daiwa Bank, Limited. (Incorporated by reference to Exhibit (10)(xiii) to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1992.)

   (10)(xiii) Proposal for the Acquisition of Certain Assets, dated June 19, 1992, by and among CV Reit, Inc., Cenvill Development Corp. and certain subsidiaries and affiliates thereof.
               (Incorporated by reference to Exhibit (10)(xiv) to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1992.)

   (10)(xiv) Order granting Motion of Debtor's [sic] for Approval of Sale of Assets dated July 17, 1992. (Incorporated by reference to Exhibit (10)(xv) to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1992.)

   (10)(xv) Pledge Agreement, dated as of July 31, 1992, between CV Reit, Inc., Hilcoast Development Corp. and Jerry Markowitz, as Escrow Agent. (Incorporated by reference to Exhibit (10)(xvi) to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1992.)

   (10)(xvi) Stock Purchase Agreement, dated as of August 5, 1992, between CV Reit, Inc. and Hilcoast Development Corp. (Incorporated by reference to Exhibit (10)(xvii) to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1992.)

   (10)(xvii) Consulting and Advisory Agreement, dated July 31, 1992, between CV Reit, Inc. and Hilcoast Development Corp. (Incorporated by reference to Exhibit (10)(xviii) to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1992.)

   (10)(xviii) Loan Agreement, Security Agreement and Collateral Assignment
               of Loans, Notes, Mortgages and Security Documents with Ohio Savings Bank dated October 26, 1993. (Incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 1993.)

   (10)(xix) $1.3 million Promissory Note, dated August 27, 1993, between CV Reit, Inc. and NewCen Communities, Inc. (Incorporated by reference to Exhibit (10)(xx) to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1993.)

   (10)(xx) $3.0 million Promissory Note and Side Letter, dated September 30, 1993, between CV Reit, Inc. and NewCen Communities, Inc. (Incorporated by reference to Exhibit (10)(xxi) to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1993.)

   (10)(xxi) First Amendment to Loan Agreement, Security Agreement and Collateral Assignment of Loans, Notes, Mortgages and Security Documents with Ohio Savings Bank dated February 25, 1994. (Incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 1994.)

   (10)(xxii) $2.5 million Future Advance Promissory Note, dated September 15, 1994 from NewCen Communities, Inc. (a subsidiary of Hilcoast Development Corp.) to CV Reit, Inc., Notice and Agreement of Future Advance and Side Letters between CV Reit, Inc. and NewCen Communities, Inc. (Incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 1994.)

   (10)(xxiii) Letter, dated February 5, 1995, from Hilcoast Development
               Corp. to CV Reit, Inc. in connection with $3.0 million Promissory Note.

   (10)(xxiv) Letter, dated February 6, 1995, from CV Reit, Inc. to NewCen Communities, Inc. in connection with $3.0 million Promissory Note.

   (10)(xxv) Letter, dated February 5, 1995, from Hilcoast Development Corp. to CV Reit, Inc. in connection with $2.5 million Future Advance Promissory Note.

   (10)(xxvi) Letter, dated February 6, 1995, from CV Reit, Inc. to NewCen Communities, Inc. in connection with $2.5 million Future Advance Promissory Note.


   (11)        Statement regarding computation of per share earnings.
               Omitted; computation can be clearly determined from material contained in the report.


   (21)        Subsidiaries of the Company.


   (27)        Financial Data Schedule



(b)       Reports on Form 8-K:

          No reports on Form 8-K were filed during the quarter ended December 31, 1994.

                                SIGNATURES




     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                    CV REIT, INC.




                    By:   /s/ Elaine Kahant
                       Elaine Kahant, Vice President
          and Treasurer




Dated:   February 22, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




February 14, 1995         /s/  ALAN L. SHULMAN
                         Alan L. Shulman, Chairman of the
                         Board of Directors



February 14, 1995         /s/  ALVIN WILENSKY
                         Alvin Wilensky, President
                         and Director
                         (Principal Executive Officer)


February 22, 1995         /s/  Elaine Kahant
                  Elaine Kahant,  Vice President,
                         and Treasurer  (Principal
                         Financial Officer and
                         Principal Accounting Officer)


February 14, 1995         /s/  MAC GACHE
                         Mac Gache,  Director


February 14, 1995         /s/  STANLEY BRENNER
                         Stanley Brenner, Director


February 14, 1995         /s/  ALLYN LEVY
                         Allyn Levy,  Director