Form 10-Q
period 1995-03-31
CV REIT INC
filed 1995-05-12
CIK 18934

           SECURITIES AND EXCHANGE COMMISSION
               Washington, DC 20549
                        __________
                    FORM 10-Q
(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

          For the quarter ended March 31, 1995

                              OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _______________

          Commission File Number: 1-8073
               CV REIT, INC.
(Exact name of registrant as specified in its charter)

     Delaware                 59-0950354
(State of Incorporation)       (I.R.S. EmployerIdentification
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

           CV REIT, INC. AND SUBSIDIARIES






PART I.   Financial Information



Item 1.   Financial Statements

          The consolidated financial statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been consolidated or omitted pursuant to such rules and regulations; however, the registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the registrant's annual report on Form 10-K for the fiscal year ended December 31, 1994.

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

                     CV REIT, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                     ==============================
                         (dollars in thousands)


                                             Mar.31,      Dec.31,
             ASSETS                           1995         1994
             ------                         --------     --------
Investments:
   Real estate mortgage notes               $103,024      $92,691
   Real estate acquired by foreclosure         8,419        8,469
   Less allowance for losses                  (3,531)      (3,531)
                                            --------     --------
                                             107,912       97,629

 Real estate and investments in real
     estate partnerships, net of
     accumulated depreciation                  5,642        5,689
   Investment in Hilcoast Development Corp.
     10% Cumulative Preferred Stock                -        5,000
                                            --------     --------
      Total investments                      113,554      108,318

Cash and cash equivalents
  (includes $872 and $868 restricted)          2,865        9,998
Short-term investments                         2,920        2,920
Other                                          2,234        1,546
                                            --------     --------
                                            $121,573     $122,782
                                            ========     ========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

Liabilities and other credits:
   Collateralized Mortgage Obliga-
     tions (net of unamortized
     discount of $1.1 million)              $38,464      $38,908
   Accounts payable, accruals and
     other liabilities                          212          861
   Dividends payable                          2,416        2,418
   Deferred income taxes                      8,179        8,179
                                           --------     --------
Total liabilities and other credits          49,271       50,366
                                           --------     --------
Stockholders' equity:
   Common stock, $.01 par-shares authorized
    10,000,000; outstanding  7,966,621           80           80
   Additional paid-in capital                18,490       18,490
   Retained earnings                         53,732       53,846
                                           --------     --------
 Total stockholders' equity                  72,302       72,416
                                           --------     --------
                                           $121,573     $122,782
                                           ========     ========

    See accompanying notes to consolidated financial statements

                 CV REIT, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
              =====================================
              (in thousands, except per share data)

                                              Three Months Ended
                                                    March 31,
                                           ------------------------
                                             1995           1994
                                           ---------      ---------
Revenues:
   Interest, substantially from
     mortgage notes, and dividends          $3,039         $3,595
Rent and income from real estate
     partnerships                              282            253
   Reversal of losses                            -            200
                                          ---------       --------
                                             3,321          4,048
                                          ---------       --------

Expenses:
   Interest                                    876          1,417
   Operating, general and administrative       375            464
   Depreciation                                 33             40
                                          ---------      ---------
                                             1,284          1,921
                                          ---------      ---------
Net income                                  $2,037         $2,127
                                          =========      =========

Net income per common share                  $0.26          $0.27
                                          =========      =========

Dividends declared per common share          $0.27          $0.27
                                          =========      =========

Average common shares outstanding         7,966,621      7,966,621
                                          =========      =========




    See accompanying notes to consolidated financial statements

                CV REIT, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF RETAINED EARNINGS
           ===========================================
                          (in thousands)






Balance at December 31, 1994           $53,846

Net income for the three months
  ended March 31, 1995                   2,037

Dividends declared                      (2,151)
                                       -------

Balance at March 31, 1995              $53,732
                                       =======






    See accompanying notes to consolidated financial statements.

                  CV REIT, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                =====================================
                          (in thousands)
                                                  Three Months Ended
                                                       March 31,
                                                  ------------------
                                                     1995     1994
CASH FLOWS FROM OPERATING ACTIVITIES:             --------- --------
 Net income                                         $2,037   $2,127
Adjustment to reconcile net income to
    net cash provided by operating activities:
      Depreciation                                      33       40
      Reversal of losses                                 -     (200)
      Equity in depreciation of real estate
        partnerships                                    45       45
      Write-off of deferred financing costs              -      133
                                                   -------  -------
                                                     2,115    2,145
  Changes in operating assets and liabilities:
    Increase in accrued interest receivable
      and other assets                                (688)    (550)
    Decrease in accounts payable, accruals
      and other liabilities                           (649)    (154)
                                                   -------  -------
    Net cash provided by operating activities          778    1,441
                                                   -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in real estate mortgage notes         (9,450)  (7,305)
  Collections on real estate mortgage notes          4,117    7,994
  Return of principal on GNMA certificates               -      774
  Other                                                 19      (44)
                                                   -------  -------
    Net cash provided by (used in)
         investing activities                       (5,314)   1,419
                                                   -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of borrowings                            (444)  (4,404)
  Cash dividends paid                               (2,153)  (1,995)
  Increase in restricted cash                           (4)     (29)
                                                   -------  -------
    Net cash used in financing activities           (2,601)  (6,428)
                                                   -------  -------
    Net decrease in unrestricted cash and
        cash equivalents                            (7,137)  (3,568)
Unrestricted cash and cash equivalents at
  beginning of the quarter                           9,130    4,228
                                                   -------  -------
Unrestricted cash and cash equivalents at
  end of the quarter                                $1,993     $660
                                                   =======  =======
Supplemental disclosure of cash flow information:
  Cash paid during the quarter for interest           $873   $1,419
                                                   =======  =======
Supplemental schedule of non-cash investing and
  financing activities:
  Increase in real estate mortgage notes in connection
  with redemption of the Company's investment in
  Hilcoast Development Corp. Preferred Stock        $5,000    $   -
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

              CV REIT, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           ==========================================




(1) Investments


(a) Investments in real estate mortgage notes, substantially all of which are collateralized by real estate located in southeast
Florida, consist of (in thousands):

                                           Mar. 31,  Dec. 31,
                                             1995      1994
                                           --------  --------
Hilcoast Development Corp.
  ("Hilcoast"):
     Term Loan                             $ 27,640  $ 28,345
    Lines of Credit                          10,030     7,870
     Other                                   12,489     2,952
                                           --------  --------
                                             50,159    39,167
First mortgage installment notes,
   with self-amortizing equal
   monthly principal and interest
   payments due through 2012, with
   interest averaging 13%, collateral-
   ized by recreation facilities at
   three Century Village communities
   in West Palm Beach, Boca Raton and
   Deerfield Beach, Florida
   ("Recreation Notes")                      43,943    44,096

First mortgage notes, maturing
   through 1998, with interest
   ranging primarily from
   8.9% to 11%, collateralized
   principally by real property
   in Palm Beach and Broward
   Counties, Florida:
    Residential                              2,640     3,143
    Commercial                               6,282     6,285
                                          --------  --------
                                           103,024    92,691
Less allowance for losses                      (62)      (62)
                                          --------  --------
             Totals                       $102,962  $ 92,629
                                          ========  ========

    (b)  Hilcoast

              Term Loan and Lines of Credit

    The Term Loan and the Lines of Credit are principally collateralized by certain residential and commercial real estate at the Century Village at Pembroke Pines, Florida adult condominium project ("Century Village"), including the recreation facilities at Century Village (the "Pembroke Recreation
Facilities").

    The Term Loan bears interest at prime (9% at March 31, 1995) plus 3%, but in any event not less than 9% nor more than 11%, and requires specific release prices principally based on sales of condominium apartments. Provided that the Term Loan has been reduced to $25 million, by July 31, 1998 it will be converted to an 11%, fixed rate, 25 year self-amortizing loan providing for equal monthly payments of principal and interest (the "Permanent Loan"). The release prices will then be applied to a permanent reduction of amounts available under the Lines of Credit (see below). The Permanent Loan may not be prepaid by Hilcoast without a prepayment penalty and will be collateralized by a first mortgage on the Pembroke Recreation Facilities.

    The Lines of Credit consist of revolving construction loan commitments aggregating $13 million, of which $7.5 million matures on July 31, 1998 and bears interest, payable monthly, at prime plus 3%, but in any event not less than 9% nor more than 11%. The remaining $5.5 million matures through December 31, 1996 and bears interest, payable monthly, at prime plus 3% through 12.5%. Hilcoast is required to pay commitment fees ranging from .9% to 1.8% per annum on the unused portion of the Lines of Credit.


              Other

    Other notes due from Hilcoast mature variously through July
31, 1998 and bear interest, ranging from prime plus 1/2% through 12.5%. These notes include $9.6 million which arose during the first quarter of 1995 as follows:

    In February 1995, the Company advanced $2 million to
    Hilcoast at prime plus 1/2% to enable Hilcoast to
    prepay the balance of a note to an unrelated party
    which had been guaranteed by the Company, and which is
    due on July 31, 1995.  In March 1995, the Company
    acquired from a bank a $2.7 million note due from
    Hilcoast, which bears interest at prime plus 1.5%, is
    collateralized by the Pembroke Recreation Facilities,
    matures on October 31, 1996, and requires minimum
    quarterly principal payments of $300,000.   Effective
    March 31, 1995, Hilcoast redeemed the $5 million
    Preferred Stock owned by the Company. As consideration, Hilcoast issued a $5 million note, payable July 31, 1998, with interest at 10%, collateralized by the Pembroke Recreation Facilities.

    (c) Real estate acquired by foreclosure consists of (in thousands):

                                            Mar.31,   Dec.31,
                                              1995     1994
                                            -------   -------
Commercial:
  Broward County, Florida:
    Nine acre office building
      site in Dania                         $ 5,000   $ 5,000
    29 acre commercial site
      in Miramar                              2,563     2,563
  Other                                         600       600
                                            -------   -------
         Total commercial                     8,163     8,163

Residential                                     256       306
                                            -------   -------
                                              8,419     8,469
Less allowance for losses                    (3,469)   (3,469)
                                            -------   -------
          Totals                            $ 4,950     5,000
                                            =======   =======





    (d) Real estate and investments in real estate partnerships are located in southeast Florida and consist of (in thousands):

                                            Mar.31,   Dec.31,
                                              1995     1994
                                            -------   -------

Days Inn motel                              $ 3,654   $ 3,654
Administration Building                         765       764
Other                                            78        82
                                            -------   -------
                                              4,497     4,500
Accumulated depreciation                     (2,104)   (2,074)
                                            -------   -------
                                              2,393     2,426
45%-50% investments in self-
  storage warehouse partnerships              3,249     3,263
                                            -------   -------
         Totals                             $ 5,642   $ 5,689
                                            =======   =======

(2)  Collateralized Mortgage Obligations (CMO's)


    The CMO's bear interest at an effective rate of 8.84%, are collateralized by the Recreation Notes (Note 1(a)) and require quarterly self-amortizing principal and interest payments through March 15, 2007.



(3)  Commitments and Contingencies


    (a)   TGI Development, Inc. ("TGI")

    In February 1994, a Final Judgment was granted in favor of the Company, which dismissed TGI's claim of common law fraud against the Company and struck its punitive damage claim. TGI sought compensatory damages of approximately $2 million pursuant to the common law fraud count. In accordance with an agreement between the parties, in August 1994 the Court entered a judgment in the amount of $1.1 million in favor of the Company in connection with a counterclaim filed by the Company against TGI. The Company has agreed not to attempt execution on that judgment until completion of TGI's appeal of the Final Judgment on its claim for compensatory damages. Although the Company believes it has substantial defenses, the ultimate outcome of this litigation cannot presently be determined. Accordingly, no provision for any liability that may result upon final adjudication has been made in the accompanying financial statements. In management's opinion, the final outcome of this litigation will not have a material adverse effect on the Company's financial condition.



    (b)  Century Plaza

    On December 5, 1994, a Complaint was filed in Broward
County, Florida, Circuit Court against the Company seeking a judicial declaration as to the Plaintiff's obligation to provide parking areas to members of a religious institution adjacent to a shopping center in Deerfield Beach, Florida, acquired by the Plaintiff from the Company for $8 million in 1989 ("Century Plaza"). The basis for the Complaint is that the Company failed to advise the Plaintiff that in 1978, a former officer of the Company had allegedly consented to a limited number of parking spaces to be allocated to the religious institution.

    Should the Court determine that the institution has parking rights, the Plaintiff seeks recision of the original sales agreement and the purchase money mortgage note held by the Company in connection with the sale of Century Plaza, which has an outstanding principal balance of $6.3 million (the "Century Plaza Note"). The Plaintiff also seeks restoration of amounts paid by the Plaintiff to the Company pursuant to the sales agreement, plus interest thereon, and reconveyance of Century Plaza to the Company.





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




(4) Consulting and Advisory Agreement with Hilcoast



    Hilcoast provides certain investment advisory, consulting and administrative services to the Company under a consulting and advisory agreement, excluding matters relating to Hilcoast's loans from the Company. The agreement expires on July 31, 1995, and provides for the payment of $10,000 per month to Hilcoast, plus reimbursement for all out of pocket expenses. The agreement may be terminated by Hilcoast upon 180 days notice and by the Company upon 30 days notice.

Management's Discussion and Analysis of
   Results of Operations and Financial Condition


                      Results of Operations


Funds From Operations


    The Company's Funds From Operations generally consists of net income, excluding reversal of losses, plus depreciation of real property (including the Company's share of depreciation in connection with its equity in earnings of unconsolidated partnerships).

    For the quarter ended March 31, 1995, Funds From Operations was $2,115,000 compared to $2,145,000 for the same quarter of 1994.

    The slight reduction in Funds From Operations reflects a $147,000 decrease in net interest income partially offset by an $89,000 decline in operating, general and administrative expenses, principally due to a decline in legal fees.

    The decrease in net interest income includes a $345,000 net reduction during the current first quarter resulting from the sale of the Company's leveraged GNMA certificate portfolio in April 1994, partially offset by an approximate $171,000 increase in interest income earned on the Company's variable rate mortgage notes receivable, due to increases in the prime rate.

    During each of the quarters ended March 31, 1995 and 1994, the Company declared cash dividends of $.27 per share which approximates the Company's Funds From Operations during those periods.


Net Income


    During the first quarter ended March 31, 1995, net income was $2,037,000 as compared to $2,127,000 for the corresponding quarter in 1994.

    The slight decrease in quarterly earnings includes income of $200,000 recognized in the first quarter of 1994 from a recovery of previously recorded losses, partially offset by a 1994 write-off of $133,000 of unamortized deferred financing costs in connection with a bank loan prepaid during the first quarter of 1994.

              Liquidity and Capital Resources


    At March 31, 1995, total assets were $121.6 million, including $103 million in real estate mortgage notes. Approximately $43.9 million of the real estate mortgage notes provide for self-amortizing, equal monthly installment payments through 2012 and are collateralized by recreation facilities under long-term leases with residents living in the approximately 22,000 apartments at Century
Village adult condominium communities at West Palm Beach, Deerfield Beach and Boca Raton, Florida ("Recreation Notes").
The operations of these facilities historically have been profitable and, in the Company's opinion, are not likely to be affected by adverse economic conditions.

    The remaining $59.1 million of real estate mortgage notes are collateralized by residential and commercial real estate, generally in southeast Florida, including $50.2 million due from Hilcoast, principally collateralized by certain real estate at the Century Village at Pembroke Pines adult condominium community in Broward County, Florida ("Century Village"), including the recreation facilities located at Century Village. Of this amount, approximately $25.2 million is scheduled to be repaid through July 1998 and the remaining $25 million is scheduled to be converted by July 1998 to a 25 year, 11%, self-amortizing loan providing for equal monthly installment payments of principal and interest, collateralized by a first mortgage on the recreation facilities at Century Village. At March 31, 1995, 6,351 units had been sold and delivered at the planned 7,780 unit Century Village and the backlog of units under contract for future delivery was 232 units with a sales value of $18 million.

    Collections on the Company's real estate mortgage notes may be affected by the future success of the projects which collateralize these notes, which may, in turn, be affected by conditions in the housing and commercial real estate markets.

    Operating funds are currently generated from interest income on mortgage notes and rentals from income producing properties, including distributions from self-storage warehouse partnerships. Dividend payments to stockholders, in accordance with the provisions of the Internal Revenue Code pertaining to real estate investment trusts, limit the Company from utilizing significant amounts of income-generated funds for investment purposes.

    At March 31, 1995, the outstanding balance of the Company's Collateralized Mortgage Obligations (the "CMO's") amounted to $38.5 million (net of unamortized discount of $1.1 million based on an effective interest rate of 8.84%). The CMO's are collateralized by the Recreation Notes and require self-amortizing principal and interest payments through March 2007.
During the term of the CMO's, the Company's scheduled annual debt service requirement approximates $5.2 million compared to annual principal and interest payments scheduled to be received under the Recreation Notes of $6.5 million.

    In the past several years, the Company's only new loan commitments have been in connection with its then existing borrowers. By the beginning of 1994, the Company had repaid all of its outstanding borrowings, other than the CMO's, and had significantly reduced its mortgage loan commitments. During the remainder of 1994, funds received from the repayment of existing mortgage notes were generally reinvested in high quality short-term corporate and government securities. As a result, by year-end 1994, the Company had accumulated cash and cash equivalents and short-term investments which aggregated approximately $13 million.

    In an effort to realize increased yields, with minimal risk, during the quarter ended March 31, 1995, the Company made certain short-term investments in connection with notes due by Hilcoast to unrelated third parties, totaling $4.7 million (see Note 1(b) to the Consolidated Financial Statements).

    At March 31, 1995, commitments on outstanding real estate loans consisted of $3 million under the Hilcoast Lines of Credit. The Company expects to be able to meet these commitments with internally generated funds, including existing cash balances. During the first quarter of 1995, the Company's only new loan commitments consisted of the aforementioned $4.7 million related to Hilcoast. In addition, see Note 1(b) to Consolidated Financial Statements for a discussion of Hilcoast's redemption of the Hilcoast Preferred Stock owned by the Company in exchange for a $5 million mortgage note. There are currently no material commitments for capital expenditures.



         Inflation


    As of March 31, 1995, the Company had no variable interest rate borrowings; however, the Company's interest-sensitive mortgage notes receivable amounted to approximately $43 million. Of this amount, the interest rate on approximately $34 million is limited to the lower of 11% or prime + 3%. As of March 31, 1995, the interest rate on those notes had reached the 11% ceiling; accordingly, in the event of inflation, even if such inflation is accompanied by rising interest rates, the effect on the Company's results of operations is not expected to be material.

PART II.  Other Information



Item 6 - Exhibits and Reports on Form 8-K:


    Exhibits:

10(i)    Agreement dated February 17, 1995, between CV Reit,
         Inc., NewCen Communities, Inc. and Hilcoast Development
         Corp.


10(ii) $5.0 million Promissory Note, dated March 31, 1995, from C.V.P Community Center, Inc. to Hilcoast
         Development Corp.


10(iii) Allonge dated March 31, 1995, which assigns the $5.0 million Promissory Note, dated March 31, 1995, from
         Hilcoast Development Corp. to CV Reit, Inc.


10(iv)   Loan Agreement between C.V.P. Community Center, Inc.
         and Lloyds Bank PLC-Miami Agency (N/K/A The Daiwa Bank,
         Ltd.), dated November 5, 1986. (Filed under Cover Form
         SE).


10(v) First Amendment to Loan Agreement, dated June 6, 1991, between C.V.P. Community Center, Inc. and The Daiwa
         Bank, Ltd. (Filed under Cover Form SE).

10(vi) $10.0 million Promissory Note, dated November 5, 1986, from C.V.P. Community Center, Inc. to Lloyds Bank PLC.

10(vii)  Absolute Assignment of Mortgages, Promissory Note and
         Other Security Documents dated March 17, 1995 from The
         Daiwa Bank, Ltd. to CV Reit, Inc.

27       Financial Data Schedule



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





                                   CV REIT, INC.
                        ________________________________
                                    (Registrant)





May 12, 1995                    /s/ Alvin Wilensky
                        _________________________________
                        Alvin Wilensky, President





May 12, 1995                 /s/ Elaine Kahant
                        _________________________________
                        Elaine Kahant, Vice President
                                  and Treasurer