Form 10-Q
period 1995-06-30
CV REIT INC
filed 1995-08-08
CIK 18934

                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549
                            __________

                            FORM 10-Q
(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

               For the quarter ended June 30, 1995

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

                 CV REIT, INC. AND SUBSIDIARIES
                  CONSOLIDATED BALANCE SHEETS
                 ==============================
                    (dollars in thousands)

                                               Jun.30,    Dec.31,
               ASSETS                           1995       1994
               ------                         --------- ---------
Investments:
   Real estate mortgage notes                 $101,239    $92,691
   Real estate acquired by foreclosure           7,896      8,469
   Less allowance for losses                    (3,107)    (3,531)
                                              ---------  ---------
                                               106,028     97,629
   Real estate and investments in real
     estate partnerships, net of
     accumulated depreciation                    5,666      5,689
   Investment in Hilcoast Development Corp.
     10% Cumulative Preferred Stock                  -      5,000
                                              ---------  ---------
      Total investments                        111,694    108,318

Cash and cash equivalents
  (includes $876 and $868 restricted)            4,251      9,998
Short-term investments                           2,920      2,920
Other                                            2,163      1,546
                                              ---------  ---------
                                              $121,028   $122,782
                                              =========  =========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
Liabilities and other credits:
   Collateralized Mortgage Obliga-
     tions (net of unamortized
     discount of $1.0 million)                 $38,011    $38,908
   Accounts payable, accruals and
     other liabilities                             235        861
   Dividends payable                             2,415      2,418
   Deferred income taxes                         8,179      8,179
                                              ---------  ---------
      Total liabilities and other credits       48,840     50,366
                                              ---------  ---------
Stockholders' equity:
   Common stock, $.01 par-shares authorized
    10,000,000; outstanding  7,966,621              80         80
   Additional paid-in capital                   18,490     18,490
   Retained earnings                            53,618     53,846
                                              ---------  ---------
      Total stockholders' equity                72,188     72,416
                                              ---------  ---------
                                              $121,028   $122,782
                                              =========  =========


    See accompanying notes to consolidated financial statements

                       CV REIT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                    =====================================
                    (in thousands, except per share data)


                                       Three Months          Six Months
                                         Ended                Ended
                                        June 30,              June 30,
                                   ---------------------------------------
                                    1995       1994       1995      1994
                                   ---------------------------------------
Revenues:
   Interest, substantially from
     mortgage notes, and dividends $3,067 $3,111 $6,106 $6,706 Rent and income from real
     estate partnerships              251        256        533        509
                                   ------     ------     ------     ------
                                    3,318      3,367      6,639      7,215
                                   ------     ------     ------     ------

Expenses:
   Interest                           853        945      1,729      2,362
   Operating, general and
     administrative                   395        386        770        850
   Depreciation                        33         41         66         81
                                   ------     ------     ------     ------
                                    1,281      1,372      2,565      3,293
                                   ------     ------     ------     ------

                                    2,037      1,995      4,074      3,922

Loss on sale of GNMA certificates       -     (2,392)         -     (2,392)

Reversal of losses                      -          -          -        200
                                   ------     ------     ------     ------
Net income (loss)                  $2,037      ($397)    $4,074     $1,730
                                   ======     ======     ======     ======


Net income (loss) per common share  $0.26     ($0.05)     $0.51      $0.22
                                   ======     ======     ======     ======

Dividends declared per common share $0.27      $0.27      $0.54      $0.54
                                   ======     ======     ======     ======

Average common shares
  outstanding                   7,966,621   7,966,621   7,966,621   7,966,621




    See accompanying notes to consolidated financial statements

                   CV REIT, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF RETAINED EARN
             ===========================================
                              (in thousands)






Balance at December 31, 1994                  $53,846

Net income for the six months
  ended June 30, 1995                           4,074

Dividends declared                             (4,302)
                                              --------

Balance at June 30, 1995                      $53,618
                                              ========


      See accompanying notes to consolidated financial

                   CV REIT, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                =====================================
                         (in thousands)                Six
                                                   Months Ended
                                                             June 30,
                                                        -----------------
                                                          1995     1994
CASH FLOWS FROM OPERATING ACTIVITIES:                   -------- --------
  Net income                                             $4,074   $1,730
  Adjustment to reconcile net income to
    net cash provided by operating activities:
      Depreciation                                           66       81
      Reversal of losses                                      -     (200)
      Equity in depreciation of real estate
     partnership                                             89       90
      Write-off of deferred financing costs                   -      133
      Loss on sale of GNMA certificates                       -    2,392
                                                        -------- --------
                                                          4,229    4,226
  Changes in operating assets and liabilities:
    Increase in other assets                               (648)    (456)
    Decrease in accounts payable, accruals
      and other liabilities                                (626)    (290)
                                                        -------- --------
       Net cash provided by operating activities          2,955    3,480
                                                        -------- --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in real estate mortgage notes             (13,760) (13,125)
  Collections on real estate mortgage notes              10,158   18,139
  Sale of GNMA certificates                                   -   32,412
  Return of principal on GNMA certificates                    -      977
  Other                                                     102      (21)
                                                        -------- --------
       Net cash provided by (used in) investing
        activities                                       (3,500)  38,382
                                                        -------- --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                  500        -
  Repayments of borrowings                               (1,397) (37,439)
  Cash dividends paid                                    (4,305)  (4,149)
  Increase in restricted cash                                (8)     (29)
                                                        -------- --------
       Net cash used in financing activities             (5,210) (41,617)
       Net increase (decrease) in unrestricted          -------- --------
         cash and cash equivalents                       (5,755)     245

Unrestricted cash and cash equivalents at
  beginning of the period                                 9,130    4,228
                                                        -------- --------
Unrestricted cash and cash equivalents at
  end of the period                                      $3,375   $4,473
                                                        ======== ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest               $1,737   $2,514
                                                        ======== ========

Supplemental schedule of non-cash investing and
  financing activities:
    Increase in real estate mortgage notes in connection
      with redemption of the Company's investment in
      Hilcoast Development Corp. Preferred Stock         $5,000   $   -
                                                        ======== ========

     See accompanying notes to consolidated financial statements

                  CV REIT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            ==========================================




(1) Investments


    (a) Investments in real estate mortgage notes, substantially all of which are collateralized by real estate located in southeast Florida, consist of (in thousands):

                                       Jun. 30,  Dec. 31,
                                         1995      1994
                                       --------  --------
Hilcoast Development Corp.
  ("Hilcoast"):
     Term Loan                         $ 26,822  $ 28,345
    Lines of Credit                      10,340     7,870
    Other                                11,668     2,952
                                       --------  --------
                                         48,830    39,167

First mortgage installment notes,
   with self-amortizing equal
   monthly principal and interest
   payments due through 2012, with
   interest averaging 13%, collateral-
   ized by recreation facilities at
   three Century Village communities
   in West Palm Beach, Boca Raton and
   Deerfield Beach, Florida
   ("Recreation Notes")                  43,740     44,096

First mortgage notes, maturing
   through 1998, with interest
   ranging primarily from
   8.9% to 11%, collateralized
   principally by real property
   in Palm Beach and Broward
   Counties, Florida:
    Residential                           2,387      3,143
    Commercial                            6,282      6,285
                                       --------   --------
                                        101,239     92,691

Less allowance for losses                   (38)       (62)
                                       --------   --------
             Totals                    $101,201   $ 92,629
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

    The Term Loan bears interest at prime (9% at June 30, 1995) plus 3%, but in any event not less than 9% nor more than 11%, and requires specific release prices principally based on sales of condominium apartments. Provided that the Term Loan has been reduced to $25 million, by July 31, 1998 it will be converted to an 11%, fixed rate, 25 year self-amortizing loan providing for equal monthly payments of principal and interest (the "Permanent Loan"). The release prices will then be applied to a permanent reduction of amounts available under the Lines of Credit (see below). The Permanent Loan may not be prepaid by Hilcoast without a prepayment penalty and will be collateralized by a first mortgage on the Pembroke Recreation Facilities.

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


              Other

    Other notes due from Hilcoast mature variously through July
31, 1998 and bear interest, ranging from prime plus 1/2% through 12.5%. These notes include $8.8 million which arose during 1995 as follows:

    In February 1995, the Company advanced $2 million to Hilcoast at prime plus 1/2% to enable Hilcoast to prepay the balance of a note to an unrelated party which had been guaranteed by the Company, and which was repaid by Hilcoast on July 31, 1995. In March 1995, the Company acquired from a bank a $2.7 million note due from Hilcoast, which bears interest at prime plus 1.5%, is collateralized by the Pembroke Recreation Facilities, matures on October 31, 1996, and requires minimum quarterly principal payments of $300,000. At June 30, 1995, the outstanding principal balance of that note was $1.8 million. Effective March 31, 1995, Hilcoast redeemed the $5 million Preferred Stock owned by the Company. As consideration, Hilcoast issued a $5 million note, payable July 31, 1998, with interest at 10%, collateralized by the Pembroke Recreation Facilities.

    (c) Real estate acquired by foreclosure consists of (in thousands):

                                           Jun.31,   Dec.31,
                                             1995     1994
                                           -------   -------
Commercial:
  Broward County, Florida:
    Nine acre commercial
      site in Dania                         $5,000    $5,000
    29 acre commercial site
      in Miramar                             2,594     2,563

  Other                                          -       600
                                            ------    ------
         Total commercial                    7,594     8,163

Residential                                    302       306
                                            ------    ------
                                             7,896     8,469
Less allowance for losses                   (3,069)   (3,469)
                                            ------    ------
            Totals                          $4,827    $5,000
                                            ======    ======




    (d) Real estate and investments in real estate partnerships are located in southeast Florida and consist of (in thousands):


                                       Jun.30,   Dec.31,
                                         1995     1994
                                       -------   -------

Days Inn motel                         $3,654    $3,654
Administration Building                   821       764
Other                                      94        82
                                       ------    ------
                                        4,569     4,500
Accumulated depreciation               (2,130)   (2,074)
                                       -------   -------
                                        2,439     2,426

45%-50% investments in self-
  storage warehouse partnerships        3,227     3,263
                                       ------    ------

         Totals                        $5,666    $5,689
                                       ======    ======

(2)  Collateralized Mortgage Obligations (CMO's)


    The CMO's bear interest at an effective rate of 8.84%, are collateralized by the Recreation Notes (Note 1(a)) and require quarterly self-amortizing principal and interest payments through March 15, 2007.



(3)  Commitments and Contingencies


    (a)   TGI Development, Inc. ("TGI")

    In February 1994, a Final Judgment was granted in favor of the Company, which dismissed TGI's claim of common law fraud against the Company and struck its punitive damage claim. TGI sought compensatory damages of approximately $2 million pursuant to the common law fraud count. In accordance with an agreement between the parties, in August 1994 the Court entered a judgment in the amount of $1.1 million in favor of the Company in connection with a counterclaim filed by the Company against TGI. The Company has agreed not to attempt execution on that judgment until completion of TGI's appeal of the Final Judgment on its claim for compensatory damages. Although the Company believes it has substantial defenses, the ultimate outcome of this litigation cannot presently be determined. Accordingly, no provision for any liability that may result upon final adjudication has been made in the accompanying financial statements. In addition, since the collectibility of the $1.1 million judgment is doubtful, it has not been reflected as an asset in the Company's financial statements. In management's opinion, the final outcome of this litigation will not have a material adverse effect on the Company's financial condition.



    (b)  Century Plaza

    On December 5, 1994, a Complaint, as amended, was filed in the Circuit Court of Broward County, Florida, against the Company seeking a judicial declaration as to the Plaintiff's obligation to provide parking areas to members of a religious institution located adjacent to a shopping center ("Century Plaza") in Deerfield Beach, Florida, acquired by the Plaintiff from the Company for $8 million
in 1989.   The basis for the Complaint is that the Company failed
to advise the Plaintiff that in 1978, a former officer of the Company had allegedly consented to a limited number of parking spaces to be allocated to the religious institution.

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

    The Century Plaza Note was not paid on its December 31, 1994 maturity date and the Company has instituted foreclosure proceedings. The Plaintiff has continued to remit monthly interest
payments to the Company.   The Company believes it has substantial
defenses to the Complaint; however, the proceedings have just recently commenced and the final outcome of this litigation cannot be determined. In management's opinion, the ultimate decision in this matter will not have a material adverse effect on the Company's future operations.




(4) Consulting and Advisory Agreement with Hilcoast

    Hilcoast provides certain investment advisory, consulting and administrative services to the Company under a consulting and advisory agreement, excluding matters relating to Hilcoast's loans from the Company. The agreement, which expired on July 31, 1995, is expected to be extended to January 31, 1996. The agreement provides for the payment of $10,000 per month to Hilcoast, plus reimbursement for all out of pocket expenses, and may be terminated by Hilcoast upon 180 days notice and by the Company upon 30 days notice.

Management's Discussion and Analysis of
   Results of Operations and Financial Condition


                      Results of Operations


Funds From Operations


    The Company's Funds From Operations generally consists of net income, excluding reversal of losses and loss on sale of GNMA certificates, plus depreciation of real property (including the Company's share of depreciation in connection with its equity in earnings of unconsolidated partnerships).

    For the quarter ended June 30, 1995, Funds From Operations was $2,114,000 compared to $2,081,000 for the same quarter of 1994.

    For the six months ended June 30,1995, Funds From Operations was $4,229,000 compared to $4,226,000 for the corresponding period of 1994.

    Funds From Operations reflects a slight increase in net interest income during the 1995 periods. Although there was a $386,000 reduction in net interest income during the current six month period resulting from the sale of the Company's leveraged GNMA certificate portfolio in April 1994, this reduction was substantially offset by an increase in interest income earned on the Company's variable rate mortgage notes receivable, primarily due to increases in the prime rate.

    During each of the quarters ended June 30, 1995 and 1994, the Company declared cash dividends of $.27 per share which approximates the Company's Funds From Operations during those periods.


Net Income


    During the quarter ended June 30, 1995, net income was $2,037,000 as compared to a net loss of $397,000 for the corresponding quarter in 1994.

    During the six months ended June 30, 1995, net income was $4,074,000 compared to $1,730,000 for the same period of 1994.

    The 1994 periods include a $2.4 million loss on the sale of the Company's GNMA certificate portfolio in April 1994. Net income for the six months ended June 30, 1994 also includes income of $200,000 from the reversal of previously recorded losses, partially offset by a write-off of $133,000 of unamortized deferred financing costs in connection with a bank loan prepaid during the first quarter of 1994.

                 Liquidity and Capital Resources


    At June 30, 1995, total assets were $121 million, including
$101.2 million in real estate mortgage notes. Approximately $43.7 million of the real estate mortgage notes provide for self-amortizing, equal monthly installment payments through 2012 and are collateralized by recreation facilities under long-term leases with residents living in the approximately 22,000 apartments at Century Village adult condominium communities at West Palm Beach, Deerfield Beach and Boca Raton, Florida ("Recreation Notes"). The operations of these facilities historically have been profitable and, in the Company's opinion, are not likely to be affected by adverse economic conditions.

    The remaining $57.5 million of real estate mortgage notes are collateralized by residential and commercial real estate, generally in southeast Florida, including $48.8 million due from Hilcoast Development Corp. ("Hilcoast"), principally collateralized by certain real estate at the Century Village at Pembroke Pines adult condominium community in Broward County, Florida ("Century
Village"), including the recreation facilities located at Century Village. Of this amount, approximately $23.8 million is scheduled to be repaid through July 1998 and the remaining $25 million is scheduled to be converted by July 1998 to a 25 year, 11%, self-amortizing loan providing for equal monthly installment payments of principal and interest, collateralized by a first mortgage on the recreation facilities at Century Village. At June 30, 1995, 6,460 units had been sold and delivered at the planned 7,780 unit Century Village and the backlog of units under contract for future delivery was 227 units with a sales value of $17 million.

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

    At June 30, 1995, the outstanding balance of the Company's Collateralized Mortgage Obligations (the "CMO's") amounted to $38 million (net of unamortized discount of $1 million based on an effective interest rate of 8.84%). The CMO's are collateralized by the Recreation Notes and require self-amortizing principal and interest payments through March 2007. During the term of the CMO's, the Company's scheduled annual debt service requirement approximates $5.2 million compared to annual principal and interest payments scheduled to be received under the Recreation Notes of $6.5 million.

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

    In an effort to realize increased yields, with minimal risk, during 1995 the Company made certain short-term investments in connection with notes due by Hilcoast to unrelated third parties, totaling $4.7 million (see Note 1(b) to the Consolidated Financial Statements).

    At June 30, 1995, commitments on outstanding real estate loans consisted of $2.7 million under the Hilcoast Lines of Credit. The Company expects to be able to meet these commitments with internally generated funds, including existing cash balances. During the quarter ended June 30, 1995, there were no new loan commitments. There are currently no material commitments for capital expenditures.



                            Inflation


    As of June 30, 1995, the Company had no variable interest rate borrowings; however, the Company's interest-sensitive mortgage notes receivable amounted to approximately $41 million. Of this amount, the interest rate on approximately $33 million is limited to the lower of 11% or prime + 3%. As of June 30, 1995, the interest rate on those notes had reached the 11% ceiling; accordingly, in the event of inflation, even if such inflation is accompanied by rising interest rates, the effect on the Company's results of operations is not expected to be material.

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





                                   CV REIT, INC.
                             ________________________________
                                    (Registrant)





August 8, 1995                   /s/  Alvin Wilensky
                             _________________________________
                             Alvin Wilensky, President





August 8, 1995                    /s/  Elaine Kahant
                             _________________________________
                              Elaine Kahant, Vice President
                                  and Treasurer