Form 10-Q
period 1995-09-30
CV REIT INC
filed 1995-11-03
CIK 18934

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   __________

                                    FORM 10-Q
(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1995

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

                       CV REIT, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)
                                                    Sept. 30,       Dec. 31,
     ASSETS                                            1995           1994
     ======                                         ---------       ---------
Investments:
   Real estate mortgage notes                        $99,675         $92,691
   Real estate acquired by foreclosure                 7,899           8,469
   Less allowance for losses                          (3,107)         (3,531)
   Real estate and investments in real estate
     partnerships, net of accumulated depreciation     6,012           5,689
   Investment in Hilcoast Development Corp.
     10% Cumulative Preferred Stock                        -           5,000
                                                    ---------       ---------
      Total investments                              110,479         108,318
Cash and cash equivalents
  (includes $880 and $868 restricted)                  6,654           9,998
Short-term investments                                 1,496           2,920
Other                                                  1,955           1,546
                                                    ---------       ---------
                                                    $120,584        $122,782
                                                    =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
====================================
Liabilities and other credits:
   Collateralized Mortgage Obligations
     (net of unamortized discount of
       $987 and $1,099)                              $37,547         $38,908
   Accounts payable, accruals and
     other liabilities                                   272             861
   Dividends payable                                   2,414           2,418
   Deferred income taxes                               8,179           8,179
                                                    ---------       ---------
      Total liabilities and other credits             48,412          50,366
                                                    ---------       ---------
Stockholders' equity:
   Common stock, $.01 par-shares authorized
    10,000,000; outstanding  7,966,621                    80              80
   Additional paid-in capital                         18,490          18,490
   Retained earnings                                  53,602          53,846
                                                    ---------       ---------
      Total stockholders' equity                      72,172          72,416
                                                    ---------       ---------
                                                    $120,584        $122,782
                                                    =========       =========

           See accompanying notes to consolidated financial statements

                     CV REIT, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
              (dollars in thousands, except per share data)

                                       Three Months Ended    Nine Months Ended
                                          September 30,         September 30,
                                       ------------------    -----------------
                                         1995      1994        1995     1994
                                       -------    -------    -------   -------
Revenues:
   Interest, substantially from
     mortgage notes, and dividends      $3,061     $3,057     $9,168   $9,763
   Rent and income from real
     estate partnerships                   277        308        809      817
                                       -------    -------    -------  -------
                                         3,338      3,365      9,977   10,580
Expenses:
   Interest                                853        902      2,582    3,264
   Operating, general and
     administrative                        315        382      1,084    1,232
   Depreciation                             34         41        101      122
                                       -------    -------    -------  -------
                                         1,202      1,325      3,767    4,618
                                       -------    -------    -------  -------
                                         2,136      2,040      6,210    5,962
Loss on sale of GNMA certificates            -          -          -   (2,392)
Reversal of losses                           -        200          -      400
                                       -------    -------    -------  -------
Net income                              $2,136     $2,240     $6,210   $3,970
                                       =======    =======    =======  =======

Net income per common share              $0.27      $0.28      $0.78    $0.50
                                       =======    =======    =======  =======

Dividends declared per common share      $0.27      $0.27      $0.81    $0.81
                                       =======    =======    =======  =======

Average common shares outstanding    7,966,621  7,966,621  7,966,621  7,966,621
                                     =========  =========  ========= =========


          See accompanying notes to consolidated financial statements

                    CV REIT, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                          (in thousands)










Balance at December 31, 1994                $53,846

Net income for the nine months
  ended September 30, 1995                    6,210

Dividends declared                           (6,454)
                                            --------

Balance at September 30, 1995                $53,602
                                            ========





     See accompanying notes to consolidated financial statements.

                    CV REIT, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (in thousands)                    Nine Months Ended
                                                                  Sept. 30,
                                                             -----------------
                                                                1995     1994
CASH FLOWS FROM OPERATING ACTIVITIES:                        -------- --------
Net income                                                     $6,210   $3,970
  Adjustment to reconcile net income to
    net cash provided by operating activities:
      Depreciation                                                101      122
      Reversal of losses                                            -     (400)
      Equity in depreciation of real estate partnerships          133      134
      Write-off of deferred financing costs                         -      133
      Loss on sale of GNMA certificates                             -    2,392
                                                             -------- --------
                                                                6,444    6,351
  Changes in operating assets and liabilities:
    Increase in other assets                                     (425)    (327)
    Decrease in accounts payable, accruals
      and other liabilities                                      (589)    (339)
                                                             -------- --------
       Net cash provided by operating activities                5,430    5,685
                                                             -------- --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in real estate mortgage notes                   (19,298) (18,051)
  Collections on real estate mortgage notes                    17,260   26,845
  Sale of GNMA certificates                                         -   32,412
  Return of principal on GNMA certificates                          -      977
  Maturity (purchase) of short-term investments                 1,424   (2,920)
  Other                                                          (341)     199
                                                             -------- --------
       Net cash (used in) provided by investing activities       (955)  39,462
                                                             -------- --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                        500        -
  Repayments of borrowings                                     (1,861) (37,862)
  Cash dividends paid                                          (6,458)  (6,300)
  Increase in restricted cash                                     (12)     (43)
                                                             --------  ------
       Net cash used in financing activities                   (7,831) (44,205)
       Net (decrease) increase in unrestricted               -------- --------
         cash and cash equivalents                             (3,356)     942
Unrestricted cash and cash equivalents at
  beginning of the period                                       9,130    4,228
Unrestricted cash and cash equivalents at                    -------- --------
  end of the period                                            $5,774   $5,170
                                                            ======== ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                     $2,590   $3,417
                                                             ======== ========
Supplemental schedule of non-cash investing and  financing activities:
    Increase in real estate mortgage notes in connection
      with redemption of the Company's investment in
      Hilcoast Development Corp. Preferred Stock               $5,000    $   -
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

                  CV REIT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            ==========================================



(1) Investments


  (a) Investments in real estate mortgage notes, substantially all of which are collateralized by real estate located in southeast Florida, consist of (in thousands):

                                     Sept.30,  Dec. 31,
                                       1995      1994
                                     --------  --------
Hilcoast Development Corp.
  ("Hilcoast"):
     Term Loan                       $ 25,000  $ 28,345
  Lines of Credit                      14,135     7,870
  Other                                 8,485     2,952
                                     --------  --------
                                       47,620    39,167

First mortgage installment notes,
   with self-amortizing equal
   monthly principal and interest
   payments due through 2012, with
   interest averaging 13%, collateral-
   ized by recreation facilities at
   three Century Village communities
   in West Palm Beach, Boca Raton and
   Deerfield Beach, Florida
   ("Recreation Notes")                43,532     44,096

First mortgage notes, maturing
   through 1998, with interest
   ranging primarily from
   8.9% to 11%, collateralized
   principally by real property
   in Palm Beach and Broward
   Counties, Florida:
  Residential                           2,241      3,143
  Commercial                            6,282      6,285
                                     --------   --------
                                       99,675     92,691

Less allowance for losses                 (38)       (62)
                                     --------   --------
             Totals                  $ 99,637   $ 92,629
                                     ========   ========

  (b)  Hilcoast


  The Term Loan and the Lines of Credit are principally collateralized by certain residential and commercial real estate at the Century Village at Pembroke Pines, Florida adult condominium project ("Century Village"), including the recreation facilities at Century Village (the "Pembroke Recreation Facilities").


            Term Loan

  The Term Loan bears interest at prime (8.75% at September 30, 1995) plus
3%, but in any event not less than 9% nor more than 11%, matures on July 31, 1998, and currently requires monthly interest payments only. Upon the earlier to occur of delivery of the last unit at Century Village or July 31, 1998, the Term Loan is scheduled to be converted to an 11%, fixed rate, 25 year, $25 million, self-amortizing loan providing for equal monthly payments of principal and interest (the "Permanent Loan"). The Permanent Loan may not be prepaid by Hilcoast without a prepayment penalty and will be collateralized by a first mortgage on the Pembroke Recreation Facilities.

            Lines of Credit

  The Lines of Credit consist of revolving construction loan commitments aggregating $17 million, including $4 million approved on August 11, 1995. The Lines of Credit bear interest, payable monthly, ranging from prime plus 3%, but in any event not less than 9% nor more than 11%, to 12.5%, mature from November 1996 through July 1998, provide for commitment fees ranging from .9% to 1.8% per annum on the unused portion of the Lines of Credit, and require specific release prices, principally based on sales of condominium apartments at Century Village, to be applied as permanent reductions of amounts available under the Lines of Credit.

            Other

  Included in Other is $5 million which arose effective March 31, 1995, in connection with the redemption by Hilcoast of the $5 million Hilcoast Preferred Stock owned by the Company. As consideration, Hilcoast issued a $5 million note, payable July 31, 1998, with interest at 10%, collateralized by the Pembroke Recreation Facilities. The remaining notes mature variously through July 31, 1998 and bear interest, ranging from prime plus 1.5% through 12%.

  (c)   Real estate acquired by foreclosure consists of (in thousands):


                                     Sept.30,   Dec. 31,
                                       1995       1994
                                     --------   --------
Commercial:
  Broward County, Florida:
    Nine acre commercial
      site in Dania                   $5,000     $5,000
    29 acre commercial site
      in Miramar                       2,595      2,563

  Other                                    -        600
                                     --------   --------
        Total commercial               7,595      8,163
Residential                              304        306
                                     --------   --------
                                       7,899      8,469
Less allowance for losses             (3,069)    (3,469)
                                     --------   --------
            Totals                    $4,830     $5,000
                                     ========   ========


  (d) Real estate and investments in real estate partnerships are located in southeast Florida and consist of (in thousands):


                                     Sept.30,   Dec. 31,
                                       1995       1994
                                     --------   --------

Days Inn motel                         $3,951     $3,654
Administration Building                   953        764
Other                                      78         82
                                     --------   --------
                                        4,982      4,500
Less accumulated depreciation          (2,165)    (2,074)
                                     --------   --------
                                        2,817      2,426
45%-50% investments in self-
  storage warehouse partnerships        3,195      3,263
                                     --------   --------

       Totals                          $6,012     $5,689
                                     ========   ========

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

  The Century Plaza Note was not paid on its December 31, 1994 maturity date and the Company has instituted foreclosure proceedings. The Plaintiff has been
remitting monthly payments to the Company during 1995.   The Company believes it
has substantial defenses to the Complaint; however, the proceedings have just recently commenced and the final outcome of this litigation cannot be determined. In management's opinion, the ultimate decision in this matter will not have a material adverse effect on the Company's future operations.




(4) Consulting and Advisory Agreement with Hilcoast

  Hilcoast provides certain investment advisory, consulting and administrative services to the Company under a consulting and advisory agreement, excluding matters relating to Hilcoast's loans from the Company. The agreement, which expires on July 31, 1996, provides for the payment of $10,000 per month to Hilcoast, plus reimbursement for all out of pocket expenses, and may be terminated by Hilcoast upon 180 days notice and by the Company upon 30 days notice.

Management's Discussion and Analysis of
   Results of Operations and Financial Condition


                          Results of Operations

Funds From Operations

  The Company's Funds From Operations generally consists of net income, excluding reversal of previously recorded losses and gains or losses on disposition of investments, plus depreciation of real property (including the Company's share of depreciation in connection with its equity in earnings of unconsolidated partnerships).

  Funds From Operations for the quarter ended September 30, 1995, was $2,215,000 compared to $2,126,000 for the same quarter of 1994.

  For the nine months ended September 30, 1995, Funds From Operations amounted to $6,444,000 compared to $6,351,000 for the corresponding period of 1994.

  Funds From Operations reflects a slight increase in net interest income during the 1995 periods. Although there was a $386,000 reduction in net interest income during the current nine month period resulting from the sale of the Company's leveraged GNMA certificate portfolio in April 1994, this reduction was substantially offset by an increase in interest income earned on the Company's variable rate mortgage notes receivable, primarily due to increases in the prime rate.

  During each of the quarters ended September 30, 1995 and 1994, the Company declared cash dividends of $.27 per share which approximates the Company's Funds From Operations during those periods.


Net Income

  During the quarter ended September 30, 1995, net income was $2,136,000 as compared to $2,240,000 for the corresponding quarter in 1994.

   Net income rose to $6,210,000 during the nine months ended September 30, 1995 compared to $3,970,000 for the same period of 1994.

  The nine month period in 1994 includes a $2.4 million loss on the aforementioned sale of the Company's GNMA certificate portfolio and a write-off of $133,000 of unamortized deferred financing costs in connection with a bank loan prepaid during the first quarter of 1994. Net income for the three months and nine months ended September 30, 1994 also includes income of $200,000 and $400,000, respectively, from the reversal of previously recorded losses.

                     Liquidity and Capital Resources


  At September 30, 1995, total assets were $121 million, including $99.7 million in real estate mortgage notes. Approximately $43.5 million of the real estate mortgage notes provide for self-amortizing, equal monthly installment payments through 2012 and are collateralized by recreation facilities under long-term leases with the approximately 22,000 unit owners at Century Village adult condominium communities at West Palm Beach, Deerfield Beach and Boca Raton, Florida ("Recreation Notes"). The operations of these facilities historically have been profitable and, in the Company's opinion, are not likely to be affected by adverse economic conditions.

  The remaining $56.2 million of real estate mortgage notes are collateralized by residential and commercial real estate, generally in southeast Florida, including $47.6 million due from Hilcoast Development Corp. ("Hilcoast"), principally collateralized by certain real estate at the Century Village at Pembroke Pines adult condominium community in Broward County, Florida ("Century Village"), including the recreation facilities located at Century Village. Of this amount, $22.6 million matures through July 1998 and the remaining $25 million is scheduled to be converted by July 1998 to a 25 year, 11%, self-amortizing loan providing for equal monthly installment payments of principal and interest, collateralized by a first mortgage on the recreation facilities at Century Village. At September 30, 1995, 6,564 units had been sold and delivered at the planned 7,780 unit Century Village and the backlog of units under contract for future delivery was 226 units with a sales value of $17 million.

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

  At September 30, 1995, the outstanding balance of the Company's Collateralized Mortgage Obligations (the "CMO's") amounted to $37.5 million (net of unamortized discount of $987,000 based on an effective interest rate of 8.84%). The CMO's are collateralized by the Recreation Notes and require self-amortizing principal and interest payments through March 2007. During the term of the CMO's, the Company's scheduled annual debt service requirement approximates $5.2 million compared to annual principal and interest payments scheduled to be received under the Recreation Notes of $6.5 million.

  In the past several years, the Company's only new loan commitments have been in connection with its existing borrowers. In an effort to realize increased yields, with minimal risk, on funds received from the repayment of existing mortgage notes, during 1995 the Company made certain short-term investments in connection with notes due by Hilcoast to unrelated third parties, totaling $4.7 million. In addition, during the quarter ended September 30, 1995, the Company approved an additional $4 million line of credit to Hilcoast (see Note 1(b) to the Consolidated Financial Statements), the Company's only new loan commitment during the quarter. The Company has generally reinvested its other available funds in high quality short-term corporate and government securities. The Company expects to pursue this strategy while it continues to evaluate alternative real estate investments.

  At September 30, 1995, the Company's commitments on outstanding real estate loans consisted of $2.9 million under the Hilcoast Lines of Credit. There are currently no material commitments for capital expenditures.



                                    Inflation


  As of September 30, 1995, the Company had no variable interest rate borrowings; however, the Company's interest-sensitive mortgage notes receivable amounted to approximately $38 million. Of this amount, the interest rate on approximately $34 million is limited to the lower of 11% or prime plus 3%. As of September 30, 1995, the interest rate on those notes had reached the 11% ceiling; accordingly, in the event of inflation, even if such inflation is accompanied by rising interest rates, the effect on the Company's results of operations is not expected to be material.

PART II.  Other Information




Item 6 - Exhibits and Reports on Form 8-K:


  Exhibits:


10(i)    $4.0 million Promissory Note dated August 11, 1995, from NewCen
  Communities, Inc. (a subsidiary of Hilcoast Development Corp.) to CV Reit, Inc. and Side Letters between CV Reit, Inc. and NewCen Communities, Inc..

10(ii)   Letter, dated August 11, 1995, from Hilcoast Development Corp. to CV
  Reit, Inc. in connection with $3.0 million Promissory Note.

10(iii)  Letter, dated August 11, 1995, from CV Reit, Inc. to Hilcoast
  Development Corp. in connection with $3.0  million Promissory Note.

10(iv)   Letter, dated August 11, 1995, from Hilcoast Development Corp. to CV
  Reit, Inc. in connection with $2.5 million Promissory Note.

10(v)    Letter, dated August 11, 1995, from CV Reit, Inc. to Hilcoast
  Development Corp. in connection with $2.5 million Promissory Note.

10(vi)   Letter Agreements, dated July 11, 1994 and August 3, 1995, between CV
  Reit, Inc. and Hilcoast Advisory Services, Inc. extending the Consulting and Advisory Agreement to July 31, 1995 and July 31, 1996, respectively.

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





                                 CV REIT, INC.
                           ________________________________
                                  (Registrant)





November 9, 1995                   /s/ Alvin Wilensky
                           _________________________________
                           Alvin Wilensky, President





November 9, 1995                   /s/ Elaine Kahant
                          _________________________________
                           Elaine Kahant, Vice President
                              and Treasurer