Form 10-K
period 1995-12-31
CV REIT INC
filed 1996-03-28
CIK 18934

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                          -------------
                            FORM 10-K

(Mark One)
  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934  [FEE REQUIRED]

For the fiscal year ended  December 31, 1995

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


          This report contains a total of 48 pages.

            AGGREGATE MARKET VALUE OF THE VOTING STOCK
             HELD BY NONAFFILIATES OF THE REGISTRANT


     Common Stock, par value $.01 per share ("Common Stock"), was the only class of voting stock of the Registrant outstanding on December 31, 1995. Based on the last sale price of the Common Stock on the New York Stock Exchange as reported by the consolidated transaction reporting system on January 31, 1996 ($11.25), the aggregate market value of the 6,225,007 shares of the Common Stock held by persons other than officers, directors and persons known to the Registrant to be the beneficial owner (as that term is defined under the rules of the Securities and Exchange Commission) of more than five percent of the Common Stock on that date was approximately $70 million. By the foregoing statements, the Registrant does not intend to imply that any of these officers, directors or beneficial owners are affiliates of the Registrant or that the aggregate market value, as computed pursuant to rules of the Securities and Exchange Commission, is in any way indicative of the amount which could be obtained for such shares of Common Stock.




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

                    Yes ___   No ___



            (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

       7,966,621 shares of Common Stock, par value $.01 per share, were outstanding as of February 29, 1996.


               DOCUMENTS INCORPORATED BY REFERENCE

           Definitive Proxy Statement of CV Reit, Inc.
           for the 1996 Annual Meeting of Stockholders
                    (incorporated in Part III)

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


Recent Developments

     On December 8, 1995, the Company entered into a Letter of Intent with WCI Communities L.P. ("WCI"), a private real estate partnership, which involved a proposed series of transactions pursuant to which present holders of the Company's common stock would receive, in a tax-free exchange, a new class of preferred stock and the Company would issue new common stock to WCI and/or its designees. On March 26, 1996, the Letter of Intent was terminated and the parties were released from all obligations in connection therewith.


Real Estate Mortgage Notes

     At December 31, 1995, total assets of the Company were $120 million, including $100 million in real estate mortgage notes, $4.9 million in real estate acquired by foreclosure (net of allowance for losses), $6.1 million of income producing real estate (primarily partnership interests in three self-storage warehouses, a motel and an office building) and $7.6 million in cash and cash equivalents. The Company's principal investments in real estate mortgage notes are described in detail herein and are summarized as follows (in thousands):

                                                 December 31,
                                              ------------------
                                                1995      1994
                                              --------  --------
Long Term Recreation Notes
  (the "Recreation Notes")                     $68,243   $69,096

Hilcoast Development Corp. ("Hilcoast"):
  Lines of Credit                               15,570     7,870
  Other                                          8,039     6,297
Century Plaza Note (1)                           6,282     6,285
First mortgage notes, maturing through
  1998, with interest ranging from
  8.9% to 11.5%, collateralized
  primarily by real property in Palm
  Beach and Broward Counties, Florida            1,785     3,143
                                              --------  --------
                                                99,919    92,691
Less allowance for losses                          (38)      (62)
                                              --------  --------
            Totals (2)                         $99,881   $92,629
                                              ========  ========
_________
(1) The Century Plaza Note was not repaid on its December 31, 1994 maturity date. See Legal Proceedings - Century Plaza for a discussion of litigation in connection with the Century
       Plaza Note.
(2) As of December 31, 1995, other than the Century Plaza Note, none of the above real estate mortgage notes were delinquent.


     Recreation Notes

     At December 31, 1995, the Recreation Notes consisted of $25 million due from Hilcoast (the "Hilcoast Recreation Note" - see Relationship Between the Company and Hilcoast), collateralized by a first mortgage on certain residential and commercial real estate at the Century Village at Pembroke Pines, Florida adult condominium project ("Pembroke Century Village"), including the recreation facilities at that project (the "Pembroke Recreation Facilities"), and $43.2 million, collateralized by first mortgages on the recreation facilities at the three previously completed Century Village communities, including $11.4 million due from H. Irwin Levy (the "Levy Note"), a principal stockholder and former Chairman of the Board of the Company and a principal stockholder, Chairman of the Board and Chief Executive Officer of Hilcoast.

     The Hilcoast Recreation Note bears interest at prime (8.50% at December 31, 1995) plus 3%, but in any event not less than 9% nor more than 11%, matures on July 31, 1998, and currently requires monthly interest payments only. Upon the earlier to occur of delivery of the last condominium apartment at the Pembroke Century Village or July 31, 1998, the Hilcoast Recreation Note is scheduled to be converted to an 11%, fixed rate, 25 year, $25 million, self-amortizing loan providing for equal monthly payments of principal and interest in the aggregate amount of $2.9 million per annum. This note may not be prepaid by Hilcoast without a prepayment penalty and will be collateralized by a first mortgage on the Pembroke Recreation Facilities.

     The remaining Recreation Notes generally arose from the Company's sale of the recreation facilities at the Century Village adult condominium communities in West Palm Beach and Deerfield Beach, Florida to unrelated parties in January 1982 and in Boca Raton, Florida to Mr. Levy in December 1981. The terms of Mr. Levy's acquisition of the recreation facilities, including the terms and security of the Levy Note, were substantially the same as the terms of the sales (negotiated independently) of the other two recreation facilities. These notes principally consist of 30 year non-recourse notes maturing in 2012, with interest rates averaging
13% (13.25% in the case of the Levy Note).   Equal monthly self-
amortizing installments of principal and interest in the aggregate amount of $6.5 million per annum are required, including $1.7 million from Mr. Levy. The Levy Note may not be prepaid; prepayments on the other Recreation Notes generally are not permitted until 2007. Since 1990, companies owned by Mr. Levy and certain members of his family have leased, managed and operated the recreation facilities at the Century Villages in West Palm Beach, Deerfield Beach and Boca Raton, which are collateral for these notes.

     The Recreation Notes, excluding the Hilcoast Recreation Note, are pledged as collateral for Collateralized Mortgage Obligations ("CMO's") issued by the Company which, as of December 31, 1995, had an outstanding balance of $37.1 million (net of $950,000 unamortized discount based on an effective interest rate of 8.84%). See Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources for a description of the CMO's.

     The Hilcoast Recreation Note is pledged as collateral for a $4 million promissory note to a bank, consisting of a $2.5 million line of credit through June 30, 1996 which, as of December 31, 1995, had no outstanding balance, and a $1.5 million Letter of Credit issued by that bank for the benefit of Hilcoast.


     Hilcoast

     Lines of Credit

     Lines of credit to Hilcoast (the "Lines of Credit" - see Relationship Between the Company and Hilcoast) consist of revolving construction loan commitments which as of December 31, 1995, aggregated $17 million (including $4 million approved on August 11, 1995) of which $15.6 million was outstanding on that date. The Lines of Credit are collateralized by certain residential and commercial real estate at the Pembroke Century Village; bear interest, payable monthly, ranging from prime plus 3% (but in any event not less than 9% nor more than 11%) to 12.5%; mature gradually from November 1996 through July 1998; provide for unused commitment fees ranging from .9% to 1.8% per annum; and, require specific release prices, principally based on sales of condominium apartments at the Pembroke Century Village, to be applied as permanent reductions of amounts available under the Lines of Credit.

     Other

     Other real estate mortgage notes due from Hilcoast amounted to $8 million as of December 31, 1995 and included $5 million which arose effective March 31, 1995, in connection with the redemption by Hilcoast of the $5 million Hilcoast Preferred Stock owned by the Company. As consideration, Hilcoast issued a $5 million note, payable July 31, 1998, with interest at 10%, collateralized by the Pembroke Recreation Facilities. The remaining mortgage notes due from Hilcoast mature variously through July 31, 1998 and bear interest, ranging from prime plus 1.5% to 12%.


Real Estate Acquired by Foreclosure


     Real estate acquired by foreclosure, which consists of various properties acquired by foreclosure or deed in lieu thereof and held for resale, is summarized as follow (in thousands):

                                                December 31,
                                             -----------------
                                              1995       1994
Commercial:                                  -------   -------
  Broward County, Florida:
    Nine acre site in Dania                  $ 5,000   $ 5,000
    29 acre site in Miramar                    2,595     2,563
  Other                                            -       600
                                             -------   -------
          Total commercial                     7,595     8,163
Residential                                      381       306
                                             -------   -------
                                               7,976     8,469
Less allowance for losses                     (3,069)   (3,469)
                                             -------   -------
          Totals                             $ 4,907   $ 5,000
                                             =======   =======

Real Estate and Investments in Real Estate Partnerships

     The Company's real estate equities are located in southeast
Florida and are summarized as follows (in thousands):

                                                December 31,
                                             -----------------
                                              1995       1994
                                             -------   -------
Days Inn motel                               $ 4,054   $ 3,654
Administration Building                          959       764
Other                                             79        82
                                             -------   -------
                                               5,092     4,500

Less accumulated depreciation                 (2,202)   (2,074)
                                             -------   -------
                                               2,890     2,426
45%-50% investments in self-storage
  warehouse partnerships                       3,218     3,263
                                             -------   -------
          Totals                             $ 6,108   $ 5,689
                                             =======   =======


     Motel

     The Company owns a 154-room Days Inn motel, located near the entrance to Century Village at West Palm Beach, Florida. The motel is leased to a corporation controlled by Alan Shulman, the Chairman of the Board of the Company.

     The lease, as amended, provided for annual rental through the expiration of the lease term on August 31, 1999, equal to a minimum of $300,000, plus 30% of gross room revenues in excess of $1.2 million. In February 1995, the Company and the lessee agreed to adjust the annual rental to a minimum of $330,000, plus 30% of gross room revenues in excess of $1.3 million. In connection therewith, the Company agreed to make certain capital improvements to the motel, which amounted to $400,000. The lease also provides for the lessee to pay all operating costs of the motel, including real estate taxes and insurance, and to pay to the Company 50% of certain amounts received by the lessee from the concessionaire who operates the food and beverage facilities at the motel.


     Administration Building

     The Company owns a two-story office building containing approximately 25,000 square feet (the "Administration Building"), located within the Century Village at West Palm Beach community, a portion of which is occupied by the Company as its corporate headquarters. On May 10, 1995, the Company leased approximately 15,000 square feet to an unrelated party for provision of physician and medically related services for five years, with five additional five-year options, at an initial annual rent of $10 per square foot on a triple net basis plus annual increases of 3%-4%. The Company leases approximately 3,000 square feet on a month to month basis to a company owned by Mr. Levy and a member of his family at a monthly rental of approximately $2,500, plus an allocation of utility expenses. The Company also leased approximately 3,800 square feet to Hilcoast on a month to month basis at a monthly rental of approximately $3,400 until July 1995 at which time Hilcoast substantially vacated this space.


     Self-Storage Warehouses

     The Company, through three wholly-owned subsidiaries, has 45%-50% general and limited partnership interests in three partnerships whose principal assets consist of self-storage warehouses, two in Dade County and one in Palm Beach County, Florida with an aggregate of approximately 3,000 units, managed by independent parties. The Company's partners in these partnerships are Felix Granados, Sr.
and certain members of his family. The subsidiaries have no financial obligation with respect to such partnerships except, under state law, as general partners. The subsidiaries receive monthly distributions from each of the partnerships based on cash flows.


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

     The Company's mortgage notes receivable are collateralized by land and improvements in certain residential and commercial projects. The competitive environment for those projects and the Company's real estate acquired by foreclosure may affect the future income of the Company, and the Company may not be immune from the risks connected with these projects.

     Potential competition to the Company's motel and self-storage warehouse partnerships comes from similar facilities in the immediate surrounding area. Therefore, the operations of these properties could be adversely affected by the building of additional motels and self-storage warehouses in those areas.


Relationship Between the Company and Hilcoast


     On July 31, 1992, Hilcoast, an affiliate of the Company on that date, acquired certain assets from a previous borrower of the Company, pursuant to approval by the Bankruptcy Court of the Southern District of Florida in connection with Chapter 11 proceedings filed by that borrower. The assets were acquired by Hilcoast subject to the borrower's indebtedness to the Company, consisting of a term loan in the amount of $41.7 million which as of December 31, 1995 had an outstanding balance of $25 million (see Real Estate Mortgage Notes - Recreation Notes) and certain lines of credit (see Real Estate Mortgage Notes - Hilcoast - Lines of Credit).

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

     Effective July 31, 1992, the Company and Hilcoast entered into a consulting and advisory agreement under which Hilcoast provides certain investment advisory, consulting and administrative services to the Company, excluding matters related to Hilcoast's loans from the Company. The agreement, which originally expired on July 31, 1994, has been extended to July 31, 1996 and provides for the payment of $10,000 per month to Hilcoast, plus reimbursement for all out of pocket expenses. The agreement may be terminated by Hilcoast upon 180 days notice and by the Company upon 30 days notice. During 1995, the Company paid $120,000 to Hilcoast under this agreement, plus expense reimbursement.

     During 1995, Hilcoast leased certain office space at the Company's Administration Building (see Real Estate and Investments in Real Estate Partnerships - Administration Building).


Employees

     On December 31, 1995, the Company employed 4 full-time persons.



Item 2.  Properties


     See Item 1.   Business - Real Estate and Investments in Real
Estate Partnerships.



Item 3.  Legal Proceedings


TGI Development, Inc. ("TGI")

     On October 9, 1989, TGI filed a complaint in the Circuit Court of Palm Beach County against the Company, H. Irwin Levy and certain unrelated parties alleging misrepresentations by the defendants in connection with TGI's purchase and development of land from a previous borrower of the Company. The complaint, as subsequently amended, consisted of counts of common law fraud and breach of contract and sought compensatory damages of approximately $2 million in addition to punitive damages. On October 3, 1990, the Company filed a counterclaim against TGI in connection with an $800,000 promissory note from TGI to the Company. On February 9, 1994, the Circuit Court granted a Final Judgment in favor of the Company, which dismissed TGI's claim of common law fraud against the Company and struck its punitive damage claim. In accordance with an agreement between the parties, on August 23, 1994, the Court dismissed the breach of contract claim with prejudice and entered a judgment in the amount of $1.1 million in favor of the Company on the aforementioned counterclaim. The Company agreed not to execute that judgment until completion of TGI's appeal of the Final Judgment on its claim for compensatory damages. On January 3, 1996, the Fourth District Court of Appeals reversed the Final Judgment. The Company has appealed this reversal to the Florida Supreme Court. If the appeal is not successful, the case will be remanded to the Circuit Court. Although the Company believes it has substantial defenses, the ultimate outcome of this litigation cannot presently be determined. Accordingly, no provision for any liability that may result upon final adjudication has been made in the accompanying financial statements. In management's opinion, the final outcome of this litigation will not have a material adverse effect on the Company's financial condition.



Century Plaza

     In December 1989, the Company sold its 85,000 square feet Century Plaza Shopping Center ("Century Plaza") in Deerfield Beach, Florida to Century Plaza Investments, Inc., an unrelated party (the "Buyer"), for $8 million, consisting of $1.6 million cash and a $6.4 million first mortgage note due on December 31, 1994 (the "Century Plaza Note"). On December 5, 1994, the Buyer filed a Complaint, as amended, in the Circuit Court of Broward County, Florida, against the Company seeking a judicial declaration as to the Buyer's obligation to provide parking areas to members of a religious institution located adjacent to Century Plaza. The basis for the Complaint is that the Company failed to advise the Buyer that in 1978, a former officer of the Company had allegedly consented to a limited number of parking spaces to be allocated by the City of Deerfield Beach to the religious institution. Should the Court determine that the institution has parking rights, the Buyer seeks recision of the original sales agreement and the Century Plaza Note which has an outstanding balance of approximately $6.3 million, restoration of amounts paid by the Buyer to the Company pursuant to the sales agreement, plus interest thereon, and reconveyance of Century Plaza to the Company.

     The Century Plaza Note was not paid on its December 31, 1994 maturity date and the Company instituted foreclosure proceedings. The Buyer has been remitting monthly interest payments to the Company since maturity. In February 1996, the Company and the Buyer reached an agreement in principle, whereby the Company agreed to reacquire Century Plaza for an amount equal to $1.1 million in excess of the outstanding balance of the Century Plaza Note, subject to due diligence and certain other conditions. The Company believes that the proposed purchase price represents an amount which is not in excess of fair value. In the event the proposed purchase transaction is not completed, the Company believes it has substantial defenses to the Complaint; however, the final outcome of this litigation cannot be determined. In management's opinion, the ultimate decision in this matter will not have a material adverse effect on the Company's financial condition.

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


                            Market
                          Price Range
                     -------------------         Dividends
                     High            Low         Declared
                     ----            ---       ------------
1995

First Quarter        9-1/2          8-7/8         $ .27
Second Quarter       9-7/8          8-7/8           .27
Third Quarter        9-3/4          8-7/8           .27
Fourth Quarter      11-1/4          9-3/8           .27
                                                  -----
                                                  $1.08
                                                  =====
1994

First Quarter       11-1/2          9             $ .27
Second Quarter      10-7/8          9-1/4           .27
Third Quarter        9-5/8          8-3/4           .27
Fourth Quarter       9-5/8          8-3/8           .27
                                                  -----
                                                  $1.08
                                                  =====

     As of February 29, 1996, the Company had 7,966,621 shares of
Common Stock outstanding and 2,073 holders of record of such stock.

     The Company expects to continue to qualify as a REIT. A corporation which qualifies as a REIT may deduct from taxable income dividends paid to stockholders. The Company's policy is to distribute approximately 100% of its taxable ordinary income.


Item 6.  Selected Financial Data
(in millions, except per share data)


                                       Year Ended December 31,
                               --------------------------------------
                                1995    1994    1993    1992    1991
                               ------  ------  ------  ------  ------

Total revenues                  $13.4   $13.9   $15.4   $15.1   $20.3
                               ======  ======  ======  ======  ======

Income before income taxes       $8.4    $6.3   $11.3   $13.0    $5.4
                               ======  ======  ======  ======  ======

Net income                       $9.4    $6.3    $9.5    $9.9    $3.4
                               ======  ======  ======  ======  ======

Net income per common share     $1.18   $0.79   $1.29   $1.38   $0.47
                               ======  ======  ======  ======  ======

Dividends declared per share:
  Cash                          $1.08   $1.08   $1.00   $0.45   $0.75
  Hilcoast Development Corp.
    Common Stock                   -       -       -     0.19(1)   -
                               ------  ------  ------  ------  ------
                                $1.08   $1.08   $1.00   $0.64   $0.75
                               ======  ======  ======  ======  ======

At Year End:
Total assets                   $120.0  $122.8  $163.2  $160.0  $177.7
                               ======  ======  ======  ======  ======

Borrowings                      $37.1   $38.9   $77.2   $83.5  $109.2
                               ======  ======  ======  ======  ======
Stockholders' equity:
  Total                         $73.2   $72.4   $74.7   $66.0   $60.5
                               ======  ======  ======  ======  ======

  Per common share              $9.19   $9.09   $9.38   $9.14   $8.37
                               ======  ======  ======  ======  ======

________
 (1) Based on 75 cents per share market price of Hilcoast Development Corp. ("Hilcoast") Common Stock on October 19, 1992. The distribution was based upon one share of Hilcoast Common Stock for each four shares of the Company's Common Stock owned.



Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition



                      Results of Operations


                      1995 Compared to 1994


Funds From Operations

     The Company's Funds From Operations generally consists of net income, excluding the reversal of previously recorded losses, gains or losses on the sales of GNMA certificates and real estate, and income tax benefit, plus depreciation of real property (including the Company's share of depreciation in connection with its equity in earnings of unconsolidated partnerships.)

     For the year ended December 31, 1995, Funds From Operations was $8.7 million compared to $8.4 million for 1994.

     The increase in Funds From Operations reflects a reduction in general and administrative expenses and higher rental income received from the Days Inn motel and the Administration Building. In addition, although there was a $386,000 reduction in net interest income in 1995 resulting from the sale in April 1994 of the Company's leveraged GNMA certificate portfolio, this reduction was offset by an increase in interest income earned on the Company's variable rate mortgage notes receivable, primarily due to increases in the prime rate.


Net Income

     For the year ended December 31, 1995, net income was $9.4 million or $1.18 per share compared to $6.3 million or $.79 per share for the same period in 1994.

     The 1995 net income includes a $1 million deferred income tax benefit. The 1994 period includes a $2.4 million loss on the aforementioned sale of the Company's GNMA certificate portfolio and a $.6 million reversal of previously recorded losses.

                      1994 Compared to 1993


Funds From Operations


     For the year ended December 31, 1994, Funds From Operations amounted to $8.4 million compared to $7.3 million during 1993. The $1.1 million (15%) increase in Funds From Operations was principally attributable to a $.6 million reduction in operating, general and administrative expenses and a $.4 million increase in net interest income.

     The decrease in operating, general and administrative expenses was primarily due to the elimination of costs incurred in connection with operating residential real estate acquired by foreclosure, sold during 1993, and reduced legal fees. The improved net interest income includes an approximate $1.1 million reduction in interest expense due to the retirement in November 1993 of the $14.7 million outstanding balance of the Company's senior subordinated notes. The funds used to retire the notes included approximately $6.7 million generated from the issuance of 748,000 additional shares of Common Stock in connection with the October 1993 Rights Offering and a $7.5 million bank loan (which loan was repaid by March 1994). The higher net interest income also reflects an approximate $.4 million increase in interest income on the Company's variable rate mortgage notes receivable due to the rise in the prime rate during 1994, offset by a $1 million reduction in net interest income from the sale of the Company's leveraged GNMA certificate portfolio.



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

                 Liquidity and Capital Resources


     At December 31, 1995, total assets were $120 million, including $100 million in real estate mortgages notes. Approximately $68.2 million of the real estate mortgage notes are collateralized by recreation facilities under long-term leases with unit owners at approximately 28,700 apartments at Century Village adult condominium communities at Pembroke Pines, West Palm Beach, Deerfield Beach and Boca Raton, Florida, and generally provide for self-amortizing, equal monthly installment payments through 2028 (the "Recreation Notes" - see Note 2(b) to Consolidated Financial Statements). The operations of these facilities historically have been profitable and, in the Company's opinion, are not likely to be affected by adverse economic conditions.

     The remaining $31.8 million of real estate mortgage notes are collateralized by residential and commercial real estate, generally in southeast Florida, including $23.6 million due from Hilcoast, principally collateralized by first mortgages on certain real estate at the Century Village at Pembroke Pines adult condominium community in Broward County, Florida (the "Pembroke Century Village" - see Note 2(c) to Consolidated Financial Statements). At December 31, 1995, 6,647 units had been sold and delivered at the planned 7,780 unit Pembroke Century Village and the backlog of units under contract for future delivery was 237 units with a sales value of $18.2 million.

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

     Since its qualification as a REIT and until 1990, monies received from the repayment of existing mortgage notes and borrowings were generally reinvested in new and existing mortgage notes and other real estate related investments, including loans to developers for the purpose of acquiring, developing or constructing real estate. In the past several years, the Company's only new loan commitments have been in connection with its existing borrowers. During 1995, the Company's only new loan commitments consisted of a $4 million increase to the Hilcoast Lines of Credit; $4.7 million of short-term investments in notes due by Hilcoast to unrelated third parties, which were substantially repaid as of year end; and, $5 million which arose in connection with the redemption by Hilcoast of the $5 million Preferred Stock owned by the Company (see Note 2(c) to Consolidated Financial Statements). The Company has generally reinvested its other available funds in high quality short-term corporate and government securities. The Company expects to pursue this strategy while it continues to evaluate alternative real estate investments.

     At December 31, 1995, commitments on outstanding real estate loans consisted of $1.4 million under the Hilcoast Lines of Credit. The Company expects to be able to meet these commitments with internally generated funds, including existing cash balances.
There are currently no material commitments for capital expenditures.

     During 1995 and 1994, the Company declared cash dividends of $1.08 per share, aggregating $8.6 million which approximates the Company's Funds From Operations.

     At December 31, 1995, the outstanding balance of the Company's Collateralized Mortgage Obligations (the "CMO's") amounted to $37.1 million (net of unamortized discount of $950,000 based on an effective interest rate of 8.84%). The CMO's are collateralized by $43.2 million of the Recreation Notes and require self-amortizing principal and interest payments through March 2007. During the term of the CMO's, the Company's scheduled annual debt service requirement approximates $5.2 million compared to annual principal and interest payments scheduled to be received under the related mortgage notes receivable of $6.5 million.



                            Inflation


     As of December 31, 1995, the Company had no variable interest rate borrowings; however, the Company's interest-sensitive mortgage notes receivable amounted to $38 million. Of this amount, the interest rate on $34 million is limited to the lower of 11% or prime + 3%. As of December 31, 1995, the interest rate on those notes had reached the 11% ceiling; accordingly, in the event of inflation, even if such inflation is accompanied by rising interest rates, the effect on the Company's results of operations is not expected to be material.

Item 8.  Financial Statements and Supplementary Data



      Table of Contents to Consolidated Financial Statements



                                                          Page
                                                          ----

Report of Independent Certified Public Accountants         20

Consolidated Financial Statements:

     Balance Sheets - December 31, 1995 and 1994           21

     Statements of Income - Years Ended
         December 31, 1995, 1994 and 1993                  22

     Statements of Stockholders' Equity - Years
         Ended December 31, 1995, 1994 and 1993            23

     Statements of Cash Flows - Years Ended
         December 31, 1995, 1994 and 1993                  24

     Notes to Consolidated Financial Statements           25-37

Consolidated Financial Statements Schedules:

     Schedule IV  -  Mortgage Loans on Real Estate         38














     Schedules, other than that listed above, are omitted because of the conditions under which they are required, or because the information required therein is set forth in the consolidated financial statements or the notes thereto.

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors of CV Reit, Inc.
West Palm Beach, Florida


We have audited the accompanying consolidated balance sheets of CV Reit, Inc. and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. We have also audited the schedule listed in the accompanying index. These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CV Reit, Inc. and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.





West Palm Beach, Florida             BDO SEIDMAN, LLP
February 20, 1996

                  CV REIT, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                      (dollars in thousands)

                                                 December 31,
                                             -------------------
            ASSETS                             1995       1994
            ------                           --------   --------
Investments (Notes 2, 3, 4 and 5):
  Real estate mortgage notes:
    Long Term Recreation Notes               $ 68,243   $ 69,096
    Other                                      31,676     23,595
                                             --------   --------
                                               99,919     92,691
  Real estate acquired by foreclosure           7,976      8,469
  Less allowance for losses                    (3,107)    (3,531)
  Real estate and investments in real
    estate partnerships, net of
    accumulated depreciation                    6,108      5,689
  Investment in Hilcoast Development
    Corp. Preferred Stock                           -      5,000
                                             --------   --------
        Total investments                     110,896    108,318

Cash and cash equivalents (includes
  $884 and $868 restricted)                     7,633      9,998
Short-term investments                              -      2,920
Other                                           1,492      1,546
                                             --------   --------
                                             $120,021   $122,782
                                             ========   ========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities and other credits:
  Collateralized Mortgage Obligations
    (Note 3)                                 $ 37,074   $ 38,908
  Accounts payable, accruals and
    other liabilities                             192        861
  Dividends payable                             2,407      2,418
  Deferred income taxes  (Note 6)               7,162      8,179
                                             --------   --------
     Total liabilities and other credits       46,835     50,366
                                             --------   --------
Commitments and contingencies (Notes 2, 3, 4 and 9)

Stockholders' equity:
  Common stock, $.01 par-shares authorized
    10,000,000; outstanding 7,966,621              80         80
  Additional paid-in capital                   18,490     18,490
  Retained earnings                            54,616     53,846
                                             --------   --------
     Total stockholders' equity                73,186     72,416
                                             --------   --------
                                             $120,021   $122,782
                                             ========   ========

See accompanying notes to consolidated financial statements.

                  CV REIT, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
          (dollars in thousands, except per share data)


                                           Year Ended December 31,
                                      ---------------------------------
                                        1995        1994        1993
Revenues:                             ---------   ---------   ---------
  Interest, substantially
    from mortgage notes, and
    dividends (Notes 2, 5 and 8)      $  12,231   $  12,796   $  14,433
  Rent, income from real estate
    partnerships and other                1,194       1,091         984
                                      ---------   ---------   ---------
                                         13,425      13,887      15,417
                                      ---------   ---------   ---------
Expenses:
  Interest  (Note 3)                      3,434       4,156       6,038
  Operating, general and
    administrative                        1,496       1,615       2,228
  Depreciation                              138         161         133
                                      ---------   ---------   ---------
                                          5,068       5,932       8,399
                                      ---------   ---------   ---------

                                          8,357       7,955       7,018

Gain on sales of real estate                  -         130         285
Gain (loss) on sales of GNMA
  certificates (Note 2(g))                    -      (2,392)      1,138
Reversal of provision for losses
  (Note 2(e))                                 -         630       2,857
                                      ---------   ---------   ---------
Income before income tax (benefit)
  expense                                 8,357       6,323      11,298

Income tax (benefit) expense (Note 6)    (1,017)         -        1,786
                                      ---------   ---------   ---------
Net income                            $   9,374   $   6,323   $   9,512
                                      =========   =========   =========

Net income per common share (Note 1)  $    1.18   $     .79   $    1.29
                                      =========   =========   =========
Dividends declared per common
  share                               $    1.08   $    1.08   $    1.00
                                      =========   =========   =========
Average common shares outstanding     7,966,621   7,966,621   7,378,479
                                      =========   =========   =========

See accompanying notes to consolidated financial statements.

                  CV REIT, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (dollars in thousands)




                                            Additional
                                   Common     Paid-in    Retained
                                   Stock      Capital    Earnings
                                   ------   ----------   --------

Balance at December 31, 1992         $72      $11,862    $54,020

  Issuance of 747,988 shares of
    Common Stock in connection
    with Rights Offering               8        6,628          -

  Net income for the year              -            -      9,512

  Cash dividends declared              -            -     (7,406)
                                    ------    --------   --------

Balance at December 31, 1993          80       18,490     56,126

  Net income for the year              -            -      6,323

  Cash dividends declared              -            -     (8,603)
                                   ------    ---------   --------

Balance at December 31, 1994          80       18,490     53,846

  Net income for the year              -            -      9,374

  Cash dividends declared              -            -     (8,604)
                                   ------    ---------   --------

Balance at December 31, 1995         $80      $18,490    $54,616
                                   ======    =========   ========











See accompanying notes to consolidated financial statements.

                    CV REIT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands)

                                                      Year Ended December 31,
                                                    ---------------------------
                                                     1995      1994      1993
                                                    -------   -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                       $ 9,374   $ 6,323   $ 9,512
  Adjustment to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                     138       161       133
      Equity in depreciation of real estate
        partnerships                                   178       179       179
      Gain on sales of real estate                       -      (130)     (285)
      Deferred income tax (benefit) expens          (1,017)        -     1,786
      Reversal of provision for losses                   -      (630)   (2,857)
      Loss (gain) on sales of GNMA certifiates           -     2,392    (1,138)
                                                   -------   -------   -------
                                                     8,673     8,295     7,330
  Changes in operating assets and liabilities:
    Decrease in other assets                            38        87       244
    Decrease in accounts payable, accruals
      and other liabilities                           (669)      (40)     (939)
                                                   -------   -------   -------
     Net cash provided by operating activities       8,042     8,342     6,635
                                                   -------   -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in real estate mortgage notes        (23,068)  (21,469)  (25,046)
  Collections on real estate mortgage notes         20,661    33,436    26,907
  Maturity (purchase) of GNMA certificates
    and short-term investments                       2,920    (2,920)  (26,412)
  Sale of GNMA certificates                              -    32,412    19,479
  Return of principal of GNMA certificates               -       977     2,292
  Proceeds from sales of real estate                     -     1,030     4,224
  Other                                               (471)     (132)     (192)
                                                   -------   -------   -------
     Net cash provided by investing activities          42    43,334     1,252
                                                   -------   -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                             500     3,150    31,477
  Repayments of borrowings                          (2,334)  (41,443)  (37,787)
  Cash dividends paid                               (8,615)   (8,435)   (7,212)
  Increase in restricted cash                          (16)      (46)      (56)
  Proceeds from issuance of Common Stock                 -         -     6,636
                                                   -------   -------   -------
     Net cash used in financing activities         (10,465)  (46,774)   (6,942)
                                                   -------   -------   -------
     Net (decrease) increase in unrestricted
       cash and cash equivalents                    (2,381)    4,902       945

Unrestricted cash and cash equivalents at
  beginning of the period                            9,130     4,228     3,283
                                                   -------   -------   -------
Unrestricted cash and cash equivalents at
  end of the period                                $ 6,749   $ 9,130   $ 4,228
                                                   =======   =======   =======
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest         $ 3,436   $ 4,307   $ 6,256
                                                   =======   =======   =======
Supplemental schedule of non-cash investing
  and financing activities:
    Increase in real estate mortgage notes in
      connection with redemption of the Company's
      investment in Hilcoast Development Corp.
      Preferred Stock  (Note 2(c))                 $ 5,000   $    -    $    -
                                                   =======   =======   =======

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

New Accounting Pronouncements


     In 1993, the FASB issued SFAS No. 114, which was amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan". This statement addresses the accounting by creditors for impairment of certain loans and requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, observable market price, or the fair value of the collateral, if the loan is collateral dependent. The Company adopted SFAS No. 114 and SFAS No. 118 effective January 1, 1995. Adoption of the standards did not have a material impact on the Company's financial position or results of operations.

     In 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires companies to evaluate long-lived assets for impairment based on the undiscounted future cash flows of the asset. If a long-lived asset is identified as impaired, the value of the asset must be reduced to its fair value. The Company's real estate, including its income producing properties, would be considered long-lived assets under this pronouncement.

     This statement is effective for fiscal years beginning after December 15, 1995. Accordingly, the Company plans to adopt this statement in 1996. Adoption is not expected to have a material adverse affect on the Company's financial position or results of operations.


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

     The federal income tax characteristics of dividends paid by the Company, reported to stockholders in January of the subsequent year, consisted of:
                                  1995     1994      1993

    Ordinary income               65.6%    80.2%     88.2%
    Capital gain distribution     34.4%    19.8%     11.8%

     The Company accounts for income taxes based upon SFAS No.109
"Accounting for Income Taxes", which requires, among other things, a liability approach to calculating deferred income taxes.


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


Use of Estimates


     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Net Income Per Common Share


     Net income per common share is based on the weighted average number of common shares outstanding during each year.


Statements of Cash Flows


     For financial statement purposes, the Company considers all highly liquid investments with initial maturities of three months or less to be cash equivalents.


Reclassification


     Certain 1994 and 1993 amounts have been reclassified to conform to the 1995 financial statement presentation.

(2)  Investments

     (a) Investments in real estate mortgage notes, substantially all of which are collateralized by real estate located in southeast Florida, consist of (in thousands):
                                               December 31,
                                            ------------------
                                              1995      1994
Long Term Recreation Notes (the             -------    -------
  "Recreation Notes") (Note 2(b))           $68,243    $69,096
Hilcoast Development Corp.
  ("Hilcoast") (Note 2(c)):
    Lines of Credit                          15,570      7,870
    Other                                     8,039      6,297
First mortgage notes, maturing through
  1998, with interest ranging primarily
  from 8.9% to 11.5%, collateralized
  primarily by real property in Palm
  Beach and Broward Counties, Florida:
     Residential                              1,785      3,143
     Commercial (Note 4(b))                   6,282      6,285
                                            -------    -------
                                             99,919     92,691
Less allowance for losses                       (38)       (62)
                                            -------    -------
          Totals                            $99,881    $92,629
                                            =======    =======


                                          Interest Sensitivity
                                          --------------------
                                           Fixed     Variable
                                            Rate       Rate
                                          -------     -------
Maturity of real estate
  mortgage notes at
  December 31, 1995:
    One year or less          $10,735     $10,235     $   500
    After one year through
      five years               27,471      15,311      12,160
    After five years           61,713      61,713          -
                              -------     -------     -------
          Totals              $99,919     $87,259     $12,660
                              =======     =======     =======


     (b) At December 31, 1995, the Recreation Notes consisted of $25 million due from Hilcoast (the "Hilcoast Recreation Note"), collateralized by a first mortgage on certain residential and commercial real estate at the Century Village at Pembroke Pines, Florida adult condominium project (the "Pembroke Century Village"), including the recreation facilities at that project (the "Pembroke Recreation Facilities") and $43.2 million, collateralized by first mortgages on the recreation facilities at the three previously completed Century Village communities (Note 5).

     The Hilcoast Recreation Note bears interest at prime (8.50% at December 31, 1995) plus 3%, but in any event not less than 9% nor more than 11%, matures on July 31, 1998, and currently requires monthly interest payments only. Upon the earlier to occur of delivery of the last condominium apartment at the Pembroke Century Village or July 31, 1998, the Hilcoast Recreation Note is scheduled to be converted to an 11%, fixed rate, 25 year, $25 million, self-amortizing loan providing for equal monthly payments of principal
and interest.   This note may not be prepaid by Hilcoast without a
prepayment penalty and will be collateralized by a first mortgage on the Pembroke Recreation Facilities.

     The remaining Recreation Notes principally provide for self-amortizing equal monthly principal and interest payments due through 2012, with interest rates averaging 13%, and contain certain prepayment prohibitions
(Notes 3(a) and 5).


     (c)  Hilcoast

     Lines of credit to Hilcoast consist of revolving construction loan commitments which as of December 31, 1995, aggregated $17 million (including $4 million approved on August 11, 1995) of which $15.6 million was outstanding on that date. The Lines of Credit are collateralized by certain residential and commercial real estate at the Pembroke Century Village; bear interest, payable monthly, ranging from prime plus 3% (but in any event not less than 9% nor more than 11%) to 12.5%; mature gradually from November 1996 through July 1998; provide for unused commitment fees ranging from
 .9% to 1.8% per annum; and, require specific release prices, principally based on sales of condominium apartments at the Pembroke Century Village, to be applied as permanent reductions of amounts available under the Lines of Credit.

     Other real estate mortgage notes due from Hilcoast amounted to $8 million as of December 31, 1995 and included $5 million which arose effective March 31, 1995, in connection with the redemption by Hilcoast of the $5 million Hilcoast Preferred Stock owned by the Company. As consideration, Hilcoast issued a $5 million note, payable July 31, 1998, with interest at 10%, collateralized by the Pembroke Recreation Facilities. The remaining mortgage notes due from Hilcoast mature variously through July 31, 1998 and bear interest, ranging from prime plus 1.5% to 12%.


     (d) Real estate acquired by foreclosure consists of (in thousands):

                                           December 31,
                                      --------------------
                                       1995         1994
Commercial:                           -------      -------
  Broward County, Florida:
    Nine acre site in Dania           $5,000       $5,000
    29 acre site in Miramar            2,595        2,563
  Other                                   -           600
                                      ------       ------
        Total commercial               7,595        8,163
Residential                              381          306
                                      ------       ------
                                       7,976        8,469
Less allowance for losses             (3,069)      (3,469)
                                      ------       ------
        Totals                        $4,907       $5,000
                                      ======       ======

     (e)   Changes in the allowance for losses follow (in
thousands):
                                1995      1994      1993
                               ------    ------    ------
Balance, beginning of year     $3,531    $5,119    $8,593
Reversal of allowance for
  losses                           -       (630)   (2,857)
Charge-offs                      (424)   (1,158)     (806)
Recoveries                         -        200       189
                               ------    ------    ------
Balance, end of year           $3,107    $3,531    $5,119
                               ======    ======    ======

     (f) Real estate and investments in real estate partnerships are located in southeast Florida and consist of (in thousands):

                                          December 31,
                                      -------------------
                                       1995         1994
                                      ------       ------
Days Inn motel                        $4,054       $3,654
Administration Building                  959          764
Other                                     79           82
                                      ------       ------
                                       5,092        4,500
Less accumulated depreciation         (2,202)      (2,074)
                                      ------       ------
                                       2,890        2,426
45%-50% investments in
  self-storage warehouse
  partnerships                         3,218        3,263
                                      ------       ------
          Totals                      $6,108       $5,689
                                      ======       ======

     (g) During 1994 and 1993, the Company sold GNMA certificates with an aggregate book value of $34.8 million and $18.5 million, respectively, and recognized a loss of $2.4 million in 1994 and a gain of $1.1 million in 1993.


(3)  Borrowings

     (a) The Collateralized Mortgage Obligations ("CMO's") amounted to $37.1 million at December 31, 1995 and $38.9 million at December 31, 1994 (net of unamortized discounts of $950,000 in 1995 and $1.1 million in 1994, based on an effective interest rate of 8.84%), are collateralized by the Recreation Notes, excluding the Hilcoast Recreation Note (Note 2(b)), require quarterly self-amortizing principal and interest payments and mature on March 15, 2007.

     (b)  Maturities of borrowings are as follows (in thousands):

                1996                $ 2,009
                1997                  2,200
                1998                  2,408
                1999                  2,633
                2000                  2,877
                Thereafter           24,947
                                    -------
                                    $37,074
                                    =======


(4)  Commitments and Contingencies

     (a)   TGI Development, Inc. ("TGI")

     On October 9, 1989, TGI filed a complaint in the Circuit Court of Palm Beach County against the Company, H. Irwin Levy and certain unrelated parties alleging misrepresentations by the defendants in connection with TGI's purchase and development of land from a previous borrower of the Company. The complaint, as subsequently amended, consisted of counts of common law fraud and breach of contract and sought compensatory damages of approximately $2 million in addition to punitive damages. On October 3, 1990, the Company filed a counterclaim against TGI in connection with an $800,000 promissory note from TGI to the Company. On February 9, 1994, the Circuit Court granted a Final Judgment in favor of the Company, which dismissed TGI's claim of common law fraud against the Company and struck its punitive damage claim. In accordance with an agreement between the parties, on August 23, 1994, the Court dismissed the breach of contract claim with prejudice and entered a judgment in the amount of $1.1 million in favor of the Company on the aforementioned counterclaim. The Company agreed not to execute that judgment until completion of TGI's appeal of the

Final Judgment on its claim for compensatory damages. On January 3, 1996, the Fourth District Court of Appeals reversed the Final Judgment. The Company has appealed this reversal to the Florida Supreme Court. If the appeal is not successful, the case will be remanded to the Circuit Court. Although the Company believes it has substantial defenses, the ultimate outcome of this litigation cannot presently be determined. Accordingly, no provision for any liability that may result upon final adjudication has been made in the accompanying financial statements. In management's opinion, the final outcome of this litigation will not have a material adverse effect on the Company's financial condition.

     (b)  Century Plaza

     In December 1989, the Company sold its 85,000 square feet Century Plaza Shopping Center ("Century Plaza") in Deerfield Beach, Florida to Century Plaza Investments, Inc., an unrelated party (the "Buyer"), for $8 million, consisting of $1.6 million cash and a $6.4 million first mortgage note due on December 31, 1994 (the "Century Plaza Note"). On December 5, 1994, the Buyer filed a Complaint, as amended, in the Circuit Court of Broward County, Florida, against the Company seeking a judicial declaration as to the Buyer's obligation to provide parking areas to members of a religious institution located adjacent to Century Plaza. The basis for the Complaint is that the Company failed to advise the Buyer that in 1978, a former officer of the Company had allegedly consented to a limited number of parking spaces to be allocated by the City of Deerfield Beach to the religious institution. Should the Court determine that the institution has parking rights, the Buyer seeks recision of the original sales agreement and the Century Plaza Note which has an outstanding balance of approximately $6.3 million, restoration of amounts paid by the Buyer to the Company pursuant to the sales agreement, plus interest thereon, and reconveyance of Century Plaza to the Company.

     The Century Plaza Note was not paid on its December 31, 1994 maturity date and the Company instituted foreclosure proceedings. The Buyer has been remitting monthly interest payments to the Company since maturity. In February 1996, the Company and the Buyer reached an agreement in principle, whereby the Company agreed to reacquire Century Plaza for an amount equal to $1.1 million in excess of the outstanding balance of the Century Plaza Note, subject to due diligence and certain other conditions. The Company believes that the proposed purchase price represents an amount which is not in excess of fair value. In the event the proposed purchase transaction is not completed, the Company believes it has substantial defenses to the Complaint; however, the final outcome of this litigation cannot be determined. In management's opinion, the ultimate decision in this matter will not have a material adverse effect on the Company's financial condition.

     (c)  Other

     The Company is subject to various claims and complaints relative to its business activities. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position.


(5)  Related Party  Transactions


     Hilcoast

     On July 31, 1992, Hilcoast, an affiliate of the Company on that date, acquired certain assets from a previous borrower of the Company, pursuant to approval by the Bankruptcy Court of the Southern District of Florida in connection with Chapter 11 proceedings filed by that borrower. The assets were acquired by Hilcoast subject to the borrower's indebtedness to the Company, consisting of a term loan in the amount of $41.7 million which as of December 31, 1995 had an outstanding balance of $25 million (Note 2(b)) and certain lines of credit (Note 2(c))

     On July 31, 1992, H. Irwin Levy resigned as Chairman of the Board of the Company, Joseph D. Weingard resigned as a director, Michael S. Rubin resigned as Vice President-Real Estate Management and Jack Jaiven resigned as Vice President and Treasurer of the Company. Those individuals were elected to the following positions with Hilcoast: H. Irwin Levy, Chairman of the Board and Chief Executive Officer; Joseph D. Weingard, Director; Michael S. Rubin, President, Chief Operating Officer and Director; and Jack Jaiven, Executive Vice President, Chief Financial Officer and Director.

     Effective July 31, 1992, the Company and Hilcoast entered into a consulting and advisory agreement under which Hilcoast provides certain investment advisory, consulting and administrative services to the Company, excluding matters related to Hilcoast's loans from the Company. The agreement, which originally expired on July 31, 1994, has been extended to July 31, 1996, and provides for the payment of $10,000 per month to Hilcoast, plus reimbursement for all out of pocket expenses. The agreement may be terminated by Hilcoast upon 180 days notice and by the Company upon 30 days notice. During 1995, the Company paid $120,000 to Hilcoast under this agreement, plus expense reimbursement.


     Recreation Notes

     Mr. Levy owns the recreation facilities at the Century Village in Boca Raton, acquired from the Company in 1981, which is collateral for one of the Company's Recreation Notes (Note 2(b)), issued in connection with the acquisition, in the original principal
amount of $12.6 million.   The note bears interest at 13.25%,
requires self-amortizing equal monthly payments of principal and interest in the aggregate amount of $1.7 million per annum through 2012 and may not be prepaid. At December 31, 1995, the outstanding balance on the note was $11.4 million. In 1995, the Company recognized interest income of $1.5 million and in 1994 and 1993, $1.6 million, respectively, per annum on this note.

     Since 1990, companies owned by Mr. Levy and certain members of his family lease, manage and operate the recreation facilities at the Century Villages in West Palm Beach, Deerfield Beach and Boca Raton, which are collateral for $43.2 million of the Company's Recreation Notes (Note 2(b)).


     Days Inn


     The Company owns a 154-room Days Inn motel, located near the entrance to Century Village at West Palm Beach, Florida. The motel is leased to a corporation controlled by Alan Shulman, the Chairman of the Board of the Company.

     The lease, as amended, provided for annual rental through the expiration of the lease term on August 31, 1999, equal to a minimum of $300,000, plus 30% of gross room revenues in excess of $1.2 million. In February 1995, the Company and the lessee agreed to adjust the annual rental to a minimum of $330,000, plus 30% of gross room revenues in excess of $1.3 million. In connection therewith, the Company agreed to make certain capital improvements to the motel, which amounted to $400,000. The lease also provides for the lessee to pay all operating costs of the motel, including real estate taxes and insurance, and to pay to the Company 50% of certain amounts received by the lessee from the concessionaire who operates the food and beverage facilities at the motel. In 1995, 1994 and 1993, the Company recognized rent income of $472,000, $343,000 and $310,000, respectively, under the lease.


     Administration Building


     The Company leases approximately 3,000 square feet of its Administration Building, located within the Century Village at West Palm Beach community, on a month to month basis to a company owned by Mr. Levy and a member of his family at a monthly rental of
approximately $2,500, plus an allocation of utility expenses.   The
Company also leased approximately 3,800 square feet to Hilcoast on a month to month basis at a monthly rental of approximately $3,400 until July 1995 at which time Hilcoast substantially vacated this space.

(6)  Income Tax (Benefit) Expense

     (a) Total deferred income tax (benefit) expense differs from the amount computed by applying the statutory federal income tax rate to income before income taxes for the following reasons (in thousands):
                                     1995      1994      1993
                                    ------    ------    ------
Tax expense computed at
  statutory rate                    $2,841    $2,150    $3,841
State income tax (benefit)
  expense, net of federal effect       (86)      (32)      203
Dividends paid deduction            (3,644)   (2,453)   (2,258)
Other                                 (128)      335         -
                                    ------    ------    ------
Totals                             ($1,017)   $    -    $1,786
                                    ======    ======    ======


     (b) The components of the net deferred tax liability are as follows (in thousands):
                                                December 31,
                                             -----------------
                                               1995     1994
Deferred tax liabilities:                    -------   -------
  Gains on the sales of recreation
    facilities reported on the install-
    ment method for tax purposes             $14,106   $14,352
  Basis differential on certain notes
    receivable                                     -       865
  Other                                          470       423
                                             -------   -------
Total deferred tax liabilities                14,576    15,640
                                             -------   -------
Deferred tax assets:
  Differences in reporting the
    provision for losses                       1,169     1,329
  Net operating loss carryforwards
    for tax purposes                           6,065     6,065
  Other                                          180        67
                                             -------   -------
Total deferred tax assets                      7,414     7,461
                                             -------   -------
Net deferred tax liability                   $ 7,162   $ 8,179
                                             =======   =======


     (c) As of December 31, 1995, the Company has aggregate net operating loss carryforwards for tax purposes of approximately
$16.1 million, expiring $7.1 million in 2007 and $9.0 million in 2006.

(7)  Major Customers

     During 1995, interest income from four borrowers provided 38% (Hilcoast), 17%, 14% and 12% (H. Irwin Levy), respectively, of total revenues. During 1994, interest income from four borrowers provided 32% (Hilcoast), 16%, 14% and 11% (H. Irwin Levy), respectively, of total revenues. During 1993, interest income from four borrowers provided 26% (Hilcoast), 15%, 13% and 10% (H. Irwin
Levy), respectively, of total revenues. See Note 2 regarding concentration of credit risk.


(8)  Financial Instruments with Off-Balance-Sheet Risk

     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers, including commitments to extend credit and standby letters of credit to guarantee the contractual performance of certain borrowers to third parties. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract amounts of those instruments reflect the extent of involvement and the exposure to credit loss the Company has in particular classes of financial instruments. The Company uses the same credit policies and has the same credit risk in making commitments and conditional obligations as it does for on-balance-sheet instruments.

     At December 31, 1995, financial instruments whose contract amounts represent credit risk consisted of $1.4 million of commitments to extend credit and $.6 million standby letters of credit. Commitments to extend credit are agreements to lend to a borrower as long as there is no violation of any condition established in the contract. Commitments generally have fixed
expiration dates or other termination clauses.   Since commitments
may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.


(9)  Fair Value of Financial Instruments

     The estimated fair values of the Company's financial instruments as of December 31, 1995 are as follows:

                                  Carrying     Fair
                                   Amount      Value
                                  --------   --------
   Real estate mortgage notes     $99,919    $125,063
   Cash and cash equivalents        7,633       7,633
   CMO's                          (37,074)    (39,445)

Real estate mortgage notes - Except for the Recreation Notes (Note 2(b)), the Company's real estate mortgage notes principally consist of variable rate loans or loans which mature within three years, and have carrying amounts that approximate fair value. The fair value of the fixed rate, Long Term Recreation Notes is estimated by discounting the future cash flows using the current rates at which similar loans would be made with similar credit ratings and for the same remaining maturities.


CMO's - Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of the Company's long-term, fixed rate CMO's.


(10)  Selected Quarterly Financial Data (Unaudited)


Selected quarterly financial data follows (in thousands, except per share data):

                                    Quarter Ended
                      -----------------------------------------
                      Mar. 31,   Jun. 30,   Sept.30,   Dec. 31,

1995

  Revenues             $3,321     $3,318     $3,338     $3,448
  Net income            2,037      2,037      2,136      3,164
  Per common share        .26        .26        .27        .40


1994

  Revenues             $3,848    $3,367      $3,365     $3,307
  Net income (loss)     2,127      (397)(1)   2,240      2,354
  Per common share        .27      (.05)(1)     .28        .30


__________
(1) During the quarter ended June 30, 1994, the Company sold its GNMA certificates and recognized a loss of $2.4 million.


                                     CV REIT, INC. AND SUBSIDIARIES
                             SCHEDULE IV  -  MORTGAGE LOANS ON REAL ESTATE
                                           December 31, 1995
                             =============================================
                                          (dollars in thousands)                                                       Principal
                                                                                                                      amount of
                                                                                                         Carrying   loans subject
                                                 Final                                        Face       amount of  to delinquent
                                   Interest     maturity                            Prior   amount of    mortgages   principal or
        Description                  Rate         date     Periodic payment terms   liens   mortgages       (a)        interest
--------------------------------  ----------   ---------  ------------------------ ------- -----------   ----------  --------------
Permanent - Recreation
Facilities (1st mortgages,
except where noted):
Century Village at Boca Raton, FL    13.25%    12/31/11   Level principal and
                                                           interest due monthly      --      $12,533      $11,435      $    --
Century Village at
West Palm Beach, FL                   13.50%    01/15/12  Level principal and
                                                            interest due monthly      --       18,342       16,736           --
Century Village at Deerfield
Beach, FL (2nd mortgage)              13.25%    01/15/12  Level principal and
                                                            interest due monthly      N/A      13,235       12,112           --
Century Village at Deerfield Beach, FL 8.84%    03/01/07  Level principal and
                                                            interest due monthly      --        3,485        2,960           --
Century Village at Pembroke Pines, FL Prime + 3%  (c)                (c)              --       25,000       25,000           --
                                    (Minimum 9%, Maximum 11%)                                              -------      -------
                                                                                                            68,243           --
                                                                                                           -------      -------
Residential Construction and Development:
Condominium project (1st mortgage)
   in Pembroke Pines, FL               (d)      07/31/98   Interest monthly,
                                                             principal at maturity    --       18,750       17,199           --
Recreation facilities at Century Village
  at Pembroke Pines, FL (2nd mortgage) 10%      07/31/98   Interest quarterly,
                                                             principal at maturity    N/A       5,000        5,000           --
Residential project in Deland, FL   Prime + 3%  12/31/97   Interest monthly,
  (1st mortgage)                 (Minimum 9%, Maximum 11%)   principal at maturity     --       2,100        1,410           --

Aggregate of mortgage loans which
  individually do not exceed 3%    8.9% to 11.5%   Various                             --                    1,785           --
                                                     thru 12/98                                            -------      -------
                                                                                                            25,394           --
                                                                                                           -------      -------
1st Mortgage on shopping center in
Deerfield Beach, FL                N/A          12/31/94            (e)                --       6,400        6,282        6,282
                                                                                                           -------      -------
                                                                                                           $99,919(b)   $ 6,282
                                                                                                           =======      =======
----------
(a) The tax carrying value of the notes is approximately $62 million.                 1995        1994       1993
(b) The changes in the carrying amounts are summarizd as followings:               --------    --------    --------

          Balance, beginning of period                                              $92,691    $105,863    $107,935
          Advances on new mortgage loans                                             24,493      21,469      25,046
          Collections of principal                                                  (17,086)    (33,236)    (26,718)
          Foreclosures                                                                 (171)       (321)         --
          Charge-offs                                                                    (8)     (1,084)       (400)
                                                                                   --------    --------    --------
          Balance, end of period                                                    $99,919     $92,691    $105,863
                                                                                   ========    ========    ========


(d) Ranging from prime plus 3% (minimum 9%, maximum 11%) to 12.5%.
(e) See Note 4(b) to Consolidated Financial Statements.


Item 9.   Disagreement on Accounting
          and Financial Disclosure



                                   None








                                 PART III



          Information in response to Items 10, 11, 12 and 13 is not included in this Report, since the Registrant anticipates filing a definitive proxy statement for its next annual meeting of stockholders
prior to May 1, 1995.   Such definitive proxy statement is incorporated
by reference herein.

PART IV



Item 14.  Exhibits, Financial Statement Schedules
          and Reports on Form 8-K


(a) (1)   List of Consolidated Financial Statements:

          Report of Independent Certified Public Accountants

          Consolidated Balance Sheets - December 31, 1995 and 1994

          Consolidated Statements of Income  -  Years Ended
               December 31, 1995, 1994 and 1993

          Consolidated Statements of Stockholders' Equity - Years
               Ended December 31, 1995, 1994, and 1993

          Consolidated Statements of Cash Flows - Years Ended
               December 31, 1995, 1994 and 1993

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

   (10)(viii) Indenture for Collateralized Mortgage Obligations, dated as of December 30, 1991 between Recreation Mortgages, Inc. (Issuer) and Bankers Trust Company (Trustee). (Incorporated by reference to Exhibit (10)(xvi) to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1991.)

   (10)(ix)    Agreement to Use Best Reasonable Efforts to Obtain
               Construction Financing, dated as of September 17, 1992, between CV Reit, Inc. and Hilcoast Development Corp. (Incorporated by reference to Exhibit (10)(v) to Amendment No. 1 to the Form S-1 Registration Statement of Hilcoast Development Corp. (File No. 33-51388) filed with the Commission on October 1, 1992.)

   (10)(x) Restated Loan Agreement, dated July 31, 1992, between CV Reit, Inc. and Cenvill Development Corp. and certain subsidiaries and affiliates thereof. (Incorporated by reference to Exhibit (10)(xi) to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1992.)

   (10)(xi) Proposal for the Acquisition of Certain Assets, dated June 19, 1992, by and among CV Reit, Inc., Cenvill Development Corp. and certain subsidiaries and affiliates thereof. (Incorporated by reference to Exhibit (10)(xiv) to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1992.)

   (10)(xii) Order granting Motion of Debtor's [sic] for Approval of Sale of Assets dated July 17, 1992. (Incorporated by reference to Exhibit (10)(xv) to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1992.)

   (10)(xiii) Stock Purchase Agreement, dated as of August 5, 1992, between CV Reit, Inc. and Hilcoast Development Corp. (Incorporated by reference to Exhibit (10)(xvii) to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1992.)

   (10)(xiv) Consulting and Advisory Agreement, dated July 31, 1992, between CV Reit, Inc. and Hilcoast Development Corp. (Incorporated by reference to Exhibit (10)(xviii) to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1992.)

   (10)(xv) Loan Agreement, Security Agreement and Collateral Assignment of Loans, Notes, Mortgages and Security Documents with Ohio Savings Bank dated October 26, 1993. (Incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 1993.)

   (10)(xvi) $1.3 million Promissory Note, dated August 27, 1993, between CV Reit, Inc. and NewCen Communities, Inc. (Incorporated by reference to Exhibit (10)(xx) to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1993.)

   (10)(xvii) $3.0 million Promissory Note and Side Letter, dated September 30, 1993, between CV Reit, Inc. and NewCen Communities, Inc. (Incorporated by reference to Exhibit
               (10)(xxi) to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1993.)

   (10)(xviii) First Amendment to Loan Agreement, Security Agreement and
               Collateral Assignment of Loans, Notes, Mortgages and Security Documents with Ohio Savings Bank dated February 25, 1994. (Incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 1994.)

   (10)(xix)   $2.5 million Future Advance Promissory Note, dated
               September 15, 1994 from NewCen Communities, Inc. (a subsidiary of Hilcoast Development Corp.) to CV Reit, Inc., Notice and Agreement of Future Advance and Side Letters between CV Reit, Inc. and NewCen Communities, Inc.
               (Incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 1994.)

   (10)(xx) Letter, dated February 5, 1995, from Hilcoast Development Corp. to CV Reit, Inc. in connection with $3.0 million Promissory Note. (Incorporated by reference to Exhibit 10(xxiii) to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1994.)

   (10)(xxi) Letter, dated February 6, 1995, from CV Reit, Inc. to NewCen Communities, Inc. in connection with $3.0 million
               Promissory Note.   (Incorporated by reference to Exhibit
               10(xxiv) to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1994.)

   (10)(xxii) Letter, dated February 5, 1995, from Hilcoast Development Corp. to CV Reit, Inc. in connection with $2.5 million Future Advance Promissory Note. (Incorporated by reference to Exhibit 10(xxv) to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1994.)

  (10)(xxiii) Letter, dated February 6, 1995, from CV Reit, Inc. to NewCen Communities, Inc. in connection with $2.5 million Future Advance Promissory Note. (Incorporated by reference to Exhibit 10(xxvi) to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1994.)

  (10)(xxiv) Agreement dated February 17, 1995, between CV Reit, Inc., NewCen Communities, Inc. and Hilcoast Development Corp. (Incorporated by reference to Exhibit 10(i) to the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 1995.)

  (10)(xxv) $5.0 million Promissory Note, dated March 31, 1995, from C.V.P. Community Center, Inc. to Hilcoast Development Corp. (Incorporated by reference to Exhibit 10(ii) to the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 1995.)

  (10)(xxvi) Allonge dated March 31, 1995, which assigns the $5.0 million Promissory Note, dated March 31, 1995, from Hilcoast Development Corp. to CV Reit, Inc. (Incorporated by reference to Exhibit 10(iii) to the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 1995.)

  (10)(xxvii) Loan Agreement between C.V.P. Community Center, Inc. and Lloyds Bank PLC-Miami Agency (N/K/A The Daiwa Bank, Ltd.), dated November 5, 1986. (Filed under cover Form SE). (Incorporated by reference to Exhibit 10(iv) to the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 1995.)

  (10)(xxviii) First Amendment to Loan Agreement, dated June 6, 1991, between C.V.P. Community Center, Inc. and The Daiwa Bank, Ltd. (Filed under cover Form SE). (Incorporated by reference to Exhibit 10(v) to the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 1995.)

  (10)(xxix) $10.0 million Promissory Note, dated November 5, 1986, from C.V.P. Community Center, Inc. to Lloyds Bank PLC.
               (Incorporated by reference to Exhibit 10(vi) to the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 1995.)

  (10)(xxx) Absolute Assignment of Mortgages, Promissory Note and Other Security Documents dated March 17, 1995 from The Daiwa Bank, Ltd. to CV Reit, Inc. (Incorporated by reference to
               Exhibit 10(vii) to the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 1995.)

  (10)(xxxi) $4.0 million Promissory Note dated August 11, 1995, from NewCen Communities, Inc. (a subsidiary of Hilcoast Development Corp.) to CV Reit, Inc. and Side Letters between CV Reit, Inc. and NewCen Communities, Inc. (Incorporated by reference to Exhibit 10(i) to the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 1995.)

  (10)(xxxii) Letter, dated August 11, 1995, from Hilcoast Development Corp. to CV Reit, Inc. in connection with $3.0 million Promissory Note. (Incorporated by reference to Exhibit 10(ii) to the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 1995.)

  (10)(xxxiii) Letter, dated August 11, 1995, from CV Reit, Inc.  to
               Hilcoast Development Corp. in connection with $3.0 million Promissory Note. (Incorporated by reference to Exhibit 10(iii) to the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 1995.)

  (10)(xxxiv) Letter, dated August 11, 1995, from Hilcoast Development Corp. to CV Reit, Inc. in connection with $2.5 million Promissory Note. (Incorporated by reference to Exhibit 10(iv) to the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 1995.)

  (10)(xxxv) Letter, dated August 11, 1995, from CV Reit, Inc. to Hilcoast Development Corp. in connection with $2.5 million Promissory Note. (Incorporated by reference to Exhibit 10(v) to the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 1995.)

  (10)(xxxvi) Letter Agreements, dated July 11, 1994 and August 3, 1995, between CV Reit, Inc. and Hilcoast Advisory Services, Inc. extending the Consulting and Advisory Agreement to July 31, 1995 and July 31, 1996, respectively. (Incorporated by reference to Exhibit 10(vi) to the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 1995.)


  (11)         Statement regarding computation of per share earnings.
               Omitted; computation can be clearly determined from material contained in the report.


  (22)         Subsidiaries of the Company.


  (27)         Financial Data Schedule



(b)       Reports on Form 8-K:

          No reports on Form 8-K were filed during the quarter ended December 31, 1995.

                                SIGNATURES




          Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              CV REIT, INC.



                                   /s/  Elaine Kahant
                             By:__________________________________
                                  Elaine Kahant, Vice President
                                         and Treasurer




     Dated:   March 25, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                                  /s/ Alan L. Shulman
March 25, 1996                 ________________________________
                               Alan L. Shulman, Chairman of the
                               Board of Directors


                                  /s/ Alvin Wilensky
March 25, 1996                 _________________________________
                            Alvin Wilensky, President
                               and Director
                               (Principal Executive Officer)

                                  /s/ Elaine Kahant
March 25, 1996                 _________________________________
                               Elaine Kahant, Vice President,
                               and Treasurer  (Principal
                               Financial Officer and
                               Principal Accounting Officer)


                                  /s/ Mac Gache
March 25, 1996                 _________________________________
                               Mac Gache,  Director


                                  /s/ Stanley Brenner
March 25, 1996                 _________________________________
                               Stanley Brenner, Director


                                  /s/ Allyn Levy
March 25, 1996                 _________________________________
                               Allyn Levy,  Director