Form 10-Q
period 1996-03-31
CV REIT INC
filed 1996-05-10
CIK 18934

                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549
                            __________

                            FORM 10-Q
(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

               For the quarter ended March 31, 1996

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


           This report contains a total of 15 pages.

                  CV REIT, INC. AND SUBSIDIARIES






PART I.  Financial Information



Item 1.  Financial Statements

         The consolidated financial statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been consolidated or omitted pursuant to such rules and regulations; however, the registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the registrant's annual report on Form 10-K for the fiscal year ended December 31, 1995.

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

                  CV REIT, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                      (dollars in thousands)


                                              Mar.31,    Dec.31,
               Assets                          1996       1995
               ------                        --------   --------
Investments:
  Real estate mortgage notes:
    Long Term Recreation Notes               $ 68,095   $ 68,243
    Other                                      31,016     31,676
                                             --------   --------
                                               99,111     99,919
  Real estate acquired by foreclosure           7,979      7,976
  Less allowance for losses                    (3,064)    (3,107)
  Real estate and investments in real
    estate partnerships, net of
    accumulated depreciation                    6,038      6,108
                                             --------   --------
        Total investments                     110,064    110,896

Cash and cash equivalents (includes
  $887 and $884 restricted)                     7,849      7,633
Other                                           2,044      1,492
                                             --------   --------
                                             $119,957   $120,021
                                             ========   ========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

Liabilities and other credits:
  Collateralized Mortgage Obligations        $ 36,588   $ 37,074
  Accounts payable, accruals and
    other liabilities                             404        192
  Dividends payable                             2,406      2,407
  Deferred income taxes                         7,162      7,162
                                             --------   --------
      Total liabilities and other credits      46,560     46,835
                                             --------   --------

Stockholders' equity:
  Common stock, $.01 par-shares authorized
    10,000,000; outstanding 7,966,621              80         80
  Additional paid-in capital                   18,490     18,490
  Retained earnings                            54,827     54,616
                                             --------   --------
      Total stockholders' equity               73,397     73,186
                                             --------   --------
                                             $119,957   $120,021
                                             ========   ========



See accompanying notes to consolidated financial statements.

                 CV REIT, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
          (dollars in thousands, except per share data)






                                              Three Months Ended
                                                   March 31,
                                              -------------------
                                                1996        1995
                                              -------     -------
Revenues:
  Interest, substantially from
    mortgage notes, and dividends             $ 3,000     $ 3,039
  Rent and income from real estate
    partnerships                                  290         282
                                              -------     -------
                                                3,290       3,321
                                              -------     -------

Expenses:
  Interest                                        824         876
  Operating, general and administrative           307         375
  Depreciation                                     40          33
                                              -------     -------
                                                1,171       1,284
                                              -------     -------
                                                2,119       2,037

Recovery of losses, net                           243           -
                                              -------     -------
Net income                                    $ 2,362     $ 2,037
                                              =======     =======


Net income per common share                     $0.30       $0.26
                                              =======     =======

Dividends declared per common share             $0.27       $0.27
                                              =======     =======

Average common shares outstanding            7,966,621   7,966,621
                                             =========   =========





See accompanying notes to consolidated financial statements.

                  CV REIT, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                          (in thousands)





     Balance at December 31, 1995                 $54,616

     Net income for the three months
       ended March 31, 1996                         2,362

     Dividends declared                            (2,151)
                                                  -------

     Balance at March 31, 1996                    $54,827
                                                  =======






See accompanying notes to consolidated financial statements.

                 CV REIT, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands)


                                                            Three Months Ended
                                                                 March 31,
                                                            -------------------
                                                              1996       1995
                                                            --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                 $2,362     $2,037
  Adjustment to reconcile net income to
    net cash provided by operating activities:
      Depreciation                                               40         33
      Equity in depreciation of real estate partnerships         44         45
      Recovery of losses, net                                  (243)         -
                                                            --------   --------
                                                              2,203      2,115
  Changes in operating assets and liabilities:
    Increase in other assets                                   (652)      (688)
    Increase (decrease) in accounts payable, accruals
      and other liabilities                                      12       (649)
                                                            --------   --------
Net cash provided by operating activities                     1,563        778
                                                            --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in real estate mortgage notes                  (3,895)    (9,450)
  Collections on real estate mortgage notes                   5,203      4,117
  Other                                                         (17)        19
                                                            --------   --------
Net cash provided by (used in) investing activities           1,291     (5,314)
                                                            --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of borrowings                                     (486)      (444)
  Cash dividends paid                                        (2,152)    (2,153)
  Increase in restricted cash                                    (3)        (4)
                                                            --------   --------
Net cash used in financing activities                        (2,641)    (2,601)
                                                            --------   --------

Net increase (decrease) in unrestricted cash and
  cash equivalents                                              213     (7,137)

Unrestricted cash and cash equivalents at
  beginning of the period                                     6,749      9,130
                                                            --------   --------
Unrestricted cash and cash equivalents at
  end of the period                                          $6,962     $1,993
                                                            ========   ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                   $  827     $  873
                                                            ========   ========

Supplemental schedule of non-cash investing and
  financing activities:
    Increase in real estate mortgage notes in connection
      with redemption of the Company's investment in
      Hilcoast Development Corp. Preferred Stock             $    -     $5,000
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

                 CV REIT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1) Investments

     (a) Investments in real estate mortgage notes, substantially all of which are collateralized by real estate located in southeast Florida, consist of (in thousands):

                                            Mar. 31,    Dec. 31,
                                              1996        1995
                                            --------    --------
Long Term Recreation Notes (the
  "Recreation Notes") (Note 1(b))           $ 68,095    $ 68,243
Hilcoast Development Corp.
  ("Hilcoast"):  (Note 1(c)):
     Lines of Credit                          16,050      15,570
     Other                                     7,245       8,039
First mortgage notes, maturing through
  1998, with interest ranging primarily
  from 8.9% to 11.5%, collateralized
  primarily by real property in Palm
  Beach and Broward Counties, Florida:
    Residential                                1,462       1,785
    Commercial (Note 3(b))                     6,259       6,282
                                            --------    --------
                                              99,111      99,919
Less allowance for losses                        (38)        (38)
                                            --------    --------
            Totals                          $ 99,073    $ 99,881
                                            ========    ========

     (b) At March 31, 1996, the Recreation Notes consisted of $25 million due from Hilcoast (the "Hilcoast Recreation Note"), collateralized by a first mortgage on certain residential and commercial real estate at the Century Village at Pembroke Pines, Florida adult condominium project (the "Pembroke Century Village"), including the recreation facilities at that project (the "Pembroke Recreation Facilities") and $43.1 million, collateralized by first mortgages on the recreation facilities at the three previously completed Century Village communities.

     The Hilcoast Recreation Note bears interest at prime (8.25% at March 31, 1996) plus 3%, but in any event not less than 9% nor more than 11%, matures on July 31, 1998, and currently requires monthly interest payments only. Upon the earlier to occur of delivery of the last condominium apartment at the Pembroke Century Village or July 31, 1998, the Hilcoast Recreation Note is scheduled to be converted to an 11%, fixed rate, 25 year, $25 million, self-amortizing loan providing for equal monthly payments of principal and interest. This note may not be prepaid by Hilcoast without a prepayment penalty and will be collateralized by a first mortgage on the Pembroke Recreation Facilities.

     The remaining Recreation Notes principally provide for self-amortizing equal monthly principal and interest payments due through 2012, with interest rates averaging 13%, and contain certain prepayment prohibitions.

     (c)  Hilcoast

     Lines of credit to Hilcoast consist of revolving construction loan commitments which as of March 31, 1996, aggregated $17 million of which $16.1 million was outstanding on that date. The Lines of Credit are collateralized by certain residential and commercial real estate at the Pembroke Century Village; bear interest, payable monthly, ranging from prime plus 3% (but in any event not less than 9% nor more than 11%) to 12.5%; mature gradually from November 1996 through July 1998; provide for unused commitment fees ranging from
 .9% to 1.8% per annum; and, require specific release prices, principally based on sales of condominium apartments at the Pembroke Century Village, to be applied as permanent reductions of amounts available under the Lines of Credit.

     Other real estate mortgage notes due from Hilcoast amounted to $7.2 million as of March 31, 1996 and includes $5 million payable July 31, 1998, with interest at 10%, collateralized by the Pembroke Recreation Facilities. The remaining mortgage notes due from Hilcoast mature variously through July 31, 1998 and bear interest, ranging from 11% to 12%.


     (d)  Real estate acquired by foreclosure consists of (in
thousands):
                                             Mar. 31,    Dec. 31,
                                               1996        1995
                                             --------    --------
Commercial:
  Broward County, Florida:
    Nine acre commercial site in Dania        $5,000      $5,000
    29 acre commercial site in Miramar         2,595       2,595
                                              ------      ------
          Total commercial                     7,595       7,595

Residential                                      384         381
                                              ------      ------
                                               7,979       7,976

Less allowance for losses                     (3,026)     (3,069)
                                              ------      ------
          Totals                              $4,953      $4,907
                                              ======      ======

     (e) Real estate and investments in real estate partnerships are located in southeast Florida and consist of (in thousands):

                                             Mar. 31,    Dec. 31,
                                               1996        1995
                                             --------    --------

Days Inn motel                                $4,058      $4,054
Administration Building                          962         959
Other                                             79          79
                                              ------      ------
                                               5,099       5,092
Less accumulated depreciation                 (2,242)     (2,202)
                                              ------      ------
                                               2,857       2,890
45%-50% investments in self-storage
  warehouse partnerships                       3,181       3,218
                                              ------      ------
          Totals                              $6,038      $6,108
                                              ======      ======



(2)  Borrowings

     The Collateralized Mortgage Obligations ("CMO's") amounted to $36.6 million at March 31, 1996 (net of unamortized discount of $915,000, based on an effective interest rate of 8.84%), are collateralized by the Recreation Notes, excluding the Hilcoast Recreation Note (Note 1(b)), require quarterly self-amortizing principal and interest payments and mature on March 15, 2007.


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

In accordance with an agreement between the parties, on August 23, 1994, the Court dismissed the breach of contract claim with prejudice and entered a judgment in the amount of $1.1 million in favor of the Company on the aforementioned counterclaim. The Company agreed not to execute that judgment until completion of TGI's appeal of the Final Judgment on its claim for compensatory damages. On January
3, 1996, the Fourth District Court of Appeals reversed the Final Judgment. The Company has appealed this order to the Florida
Supreme Court. If the appeal is unsuccessful, the case will be remanded for trial to the Circuit Court. Although the Company believes it has substantial defenses, the ultimate outcome of this litigation cannot presently be determined. Accordingly, no provision for any liability that may result upon final adjudication has been made in the accompanying financial statements. In management's opinion, the final outcome of this litigation will not have a material adverse effect on the Company's financial condition.


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


(4)  Consulting and Advisory Agreement with Hilcoast

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







Management's Discussion and Analysis of Results of Operations and Financial Condition


                      Results of Operations

Funds From Operations


    The Company's Funds From Operations generally consists of net income, excluding recovery of previously recorded losses, plus depreciation of real property (including the Company's share of depreciation in connection with its equity in earnings of unconsolidated partnerships).

    For the quarter ended March 31, 1996, Funds From Operations was $2.2 million compared to $2.1 million for the same quarter of 1995.

    The increase in Funds From Operations reflects a reduction in operating, general and administrative expenses.


Net Income

    For the quarter ended March 31, 1996, net income was $2.4 million or $.30 per share compared to $2 million or $.26 per share for the corresponding quarter of 1995.

    The 1996 quarter includes a $243,000 net non-recurring credit, primarily consisting of a recovery of previously recorded losses.


                 Liquidity and Capital Resources

    At March 31, 1996, total assets were $120 million, including $99 million in real estate mortgage notes. Approximately $68 million of the real estate mortgage notes are collateralized by recreation facilities under long-term leases with unit owners at approximately 28,700 apartments at Century Village adult condominium communities at Pembroke Pines, West Palm Beach, Deerfield Beach and Boca Raton, Florida, and generally provide for self-amortizing, equal monthly installment payments through 2028 (the "Recreation Notes" - see Note 1(b) to Consolidated Financial Statements). The operations of these facilities historically have been profitable and, in the Company's opinion, are not likely to be affected by adverse economic conditions.

    The remaining $31 million of real estate mortgage notes are collateralized by residential and commercial real estate, generally in southeast Florida, including $23.3 million due from Hilcoast, principally collateralized by first mortgages on certain real estate at the Century Village at Pembroke Pines adult condominium community in Broward County, Florida (the "Pembroke Century Village" - see Note 1(c) to Consolidated Financial Statements). At March 31, 1996, 6,753 units had been sold and delivered at the planned 7,780 unit Pembroke Century Village and the backlog of units under contract for future delivery was 246 units with a sales value of $19.9 million.

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

    During the quarter ended March 31, 1996, there were no new loan commitments. At March 31, 1996, commitments on outstanding real estate loans consisted of $1.6 million under the Hilcoast Lines of Credit. The Company expects to be able to meet these commitments with internally generated funds, including existing cash balances. There are currently no material commitments for capital expenditures.

    During the quarter ended March 31, 1996, the Company declared a cash dividend of $.27 per share, aggregating $2.2 million which approximates the Company's Funds From Operations.

    At March 31, 1996, the outstanding balance of the Company's Collateralized Mortgage Obligations (the "CMO's") amounted to $36.6 million (net of unamortized discount of $915,000 based on an effective interest rate of 8.84%). The CMO's are collateralized by $43.1 million of the Recreation Notes and require self-amortizing principal and interest payments through March 2007. During the term of the CMO's, the Company's scheduled annual debt service requirement approximates $5.2 million compared to annual principal and interest payments scheduled to be received under the related mortgage notes receivable of $6.5 million.


                            Inflation

    As of March 31, 1996, the Company had no variable interest rate borrowings; however, the Company's interest-sensitive mortgage notes receivable amounted to $37 million. Of this amount, the interest rate on $34 million is limited to the lower of 11% or prime + 3%. As of March 31, 1996, the interest rate on those notes had reached the 11% ceiling; accordingly, in the event of inflation, even if such inflation is accompanied by rising interest rates, the effect on the Company's results of operations is not expected to be material.

                   PART II.  Other Information



Item 6 - Exhibits and Reports on Form 8-K:


    Exhibits:


         27  Financial Data Schedule



    Reports on Form 8-K:

         The Company was not required to file Form 8-K during the quarter for which this report is filed.

                            SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         CV REIT, INC.
                               _______________________________
                                          (Registrant)




                                  /s/ Alvin Wilensky
May 10, 1996                   _______________________________
                                  Alvin Wilensky, President


                                  /s/ Elaine Kahant
May 10, 1996                   _______________________________
                                Elaine Kahant, Vice President
                                       and Treasurer