Form 10-Q
period 1996-06-30
CV REIT INC
filed 1996-07-26
CIK 18934

                SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549
                             ___________

                            FORM 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

               For the Quarter ended June 30, 1996

                                OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ______________

                 Commission File Number:  1-8073

                          CV REIT, INC.
      (Exact name of registrant as specified in its charter)

        Delaware                                 59-0950354
(State of Incorporation)                      (I.R.S. Employer
                                             Identification No.)

                      100 Century Boulevard
                    West Palm Beach, FL 33417
                 (Address of principal executive
                      offices and zip code)

                          (561) 640-3155
                  Registrant's telephone number

   Securities registered pursuant to Section 12(b) of the Act:

                                       Name of each exchange
    Title of each class                 on which registered

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

            This report contains a total of 14 pages.

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

                  CV REIT, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                      (dollars in thousands)

                                              Jun.30,    Dec.31,
               Assets                          1996       1995
               ------                        --------   --------
Investments:
  Real estate mortgage notes:
    Long Term Recreation Notes               $ 67,865   $ 68,243
    Other                                      29,198     31,676
                                             --------   --------
                                               97,063     99,919
  Real estate acquired by foreclosure           7,852      7,976
  Less allowance for losses                    (3,064)    (3,107)
  Real estate and investments in real
    estate partnerships, net of
    accumulated depreciation                    6,022      6,108
                                             --------   --------
     Total investments                        107,873    110,896

Cash and cash equivalents (includes
  $891 and $884 restricted)                     9,630      7,633
Other                                           1,935      1,492
                                             --------   --------
                                             $119,438   $120,021
                                             ========   ========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

Liabilities and other credits:
  Collateralized Mortgage Obligations        $ 36,091   $ 37,074
  Accounts payable, accruals and
    other liabilities                             395        192
  Dividends payable                             2,563      2,407
  Deferred income taxes                         7,162      7,162
                                             --------   --------
     Total liabilities and other credits       46,211     46,835
                                             --------   --------
Stockholders' equity:
  Common stock, $.01 per-shares authorized
    10,000,000; outstanding 7,966,621              80         80
  Additional paid-in capital                   18,490     18,490
  Retained earnings                            54,657     54,616
                                             --------   --------
     Total stockholders' equity               73,227     73,186
                                             --------   --------
                                             $119,438   $120,021
                                             ========   ========

See accompanying notes to consolidated financial statements.

                  CV REIT, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
          (dollars in thousands, except per share data)



                                   Three Months Ended     Six Months Ended
                                        June 30,              June 30,
                                  --------------------  --------------------
                                     1996       1995       1996       1995
                                  ---------  ---------  ---------  ---------
Revenues:
  Interest, substantially
    from mortgage notes,
    and dividends                 $   2,994  $   3,067  $   5,994  $   6,106
  Rent and income from
    real estate partnerships            317        251        607        533
                                  ---------  ---------  ---------  ---------
                                      3,311      3,318      6,601      6,639
                                  ---------  ---------  ---------  ---------

Expenses:
  Interest                              805        853      1,629      1,729
  Operating, general and
    administrative                      326        395        633        770
  Depreciation                           40         33         80         66
                                  ---------  ---------  ---------  ---------
                                      1,171      1,281      2,342      2,565
                                  ---------  ---------  ---------  ---------
                                      2,140      2,037      4,259      4,074

Recovery of losses, net                  -          -         243         -
                                  ---------  ---------  ---------  ---------
                                  $   2,140  $   2,037  $   4,502  $   4,074
                                  =========  =========  =========  =========


Net income per common share            $.27       $.26       $.57       $.51
                                  =========  =========  =========  =========

Dividends declared per
  common share                         $.29       $.27       $.56       $.54
                                  =========  =========  =========  =========

Average common shares
  outstanding                     7,966,621  7,966,621  7,966,621  7,966,621
                                  =========  =========  =========  =========





See accompanying notes to consolidated financial statements.

                          CV REIT, INC.
           CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                          (in thousands)





     Balance at December 31, 1995                 $54,616

     Net income for the six months
       ended June 30, 1996                          4,502

     Dividends declared                            (4,461)
                                                  -------

     Balance at June 30, 1996                     $54,657
                                                  =======



See accompanying notes to consolidated financial statements.

                  CV REIT, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands)

                                                        Six Months Ended
                                                            June 30,
                                                       -------------------
                                                         1996       1995
                                                       --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $4,502     $4,074
  Adjustment to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                          80         66
      Equity in depreciation of real estate
        partnerships                                        88         89
      Recovery of losses, net                             (243)        -
                                                       --------   --------
                                                         4,427      4,229
  Changes in operating assets and liabilities:
    Increase in other assets                              (543)      (648)
    Increase (decrease) in accounts payable,
      accruals and other liabilities                         3       (626)
                                                       --------   --------
Net cash provided by operating acttivities               3,887      2,955
                                                       --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in real estate mortgage notes             (8,975)   (13,760)
  Collections on real estate mortgage notes             12,331     10,158
  Other                                                     42        102
                                                       --------   --------
Net cash provided by (used in) investing activities      3,398     (3,500)
                                                       --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                  -         500
  Repayments of borrowings                                (983)    (1,397)
  Cash dividends paid                                   (4,305)    (4,305)
  Increase in restricted cash                               (7)        (8)
                                                       --------   --------
Net cash used in financing activities                   (5,295)    (5,210)
                                                       --------   --------
Net increase (decrease) in unrestricted cash
  and cash equivalents                                   1,990     (5,755)

Unrestricted cash and cash equivalents at
  beginning of the period                                6,749      9,130
                                                       --------   --------
Unrestricted cash and cash equivalents
  at end of the period                                 $ 8,739    $ 3,375
                                                       ========   ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest             $ 1,618    $ 1,737
                                                       ========   ========
Supplemental schedule of non-cash investing
  and financing activities:
    Increase in real estate mortgage notes in connection with redemption of the Company's investment in Hilcoast
      Development Corp. Preferrred Stock               $    -     $ 5,000
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

                  CV REIT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1) Investments

(a) Investments in real estate mortgage notes, substantially all of which are collateralized by real estate located in southeast
Florida, consist of (in thousands):

                                            June 30,    Dec. 31,
                                              1996        1995
                                            --------    --------
Long Term Recreation Notes (the
  "Recreation Notes") (Note 1(b))           $ 67,865    $ 68,243
Hilcoast Development Corp.
  ("Hilcoast" Note 1(c)):
     Lines of Credit                          14,610      15,570
     Other                                     6,959       8,039
First mortgage notes, maturing through
  1998, with interest ranging primarily
  from 8.9% to 11.5%, collateralized
  primarily by real property in Palm
  Beach and Broward Counties, Florida:
    Residential                                1,376       1,785
    Commercial (Note 3(b))                     6,253       6,282
                                            --------    --------
                                              97,063      99,919
Less allowance for losses                        (38)        (38)
                                            --------    --------
            Totals                          $ 97,025    $ 99,881
                                            ========    ========

(b) At June 30, 1996, the Recreation Notes consisted of $25 million due from Hilcoast (the "Hilcoast Recreation Note"), collateralized by a first mortgage on certain residential and commercial real estate at the Century Village at Pembroke Pines, Florida adult condominium project (the "Pembroke Century Village"), including the recreation facilities at that project (the "Pembroke Recreation Facilities") and $42.9 million, collateralized by first mortgages on the recreation facilities at the three previously completed Century Village communities.

The Hilcoast Recreation Note bears interest at prime (8.25% at June 30, 1996) plus 3%, but in any event not less than 9% nor more than 11%, matures on July 31, 1998, and currently requires monthly interest payments only. Upon the earlier to occur of delivery of the last condominium apartment at the Pembroke Century Village or July 31, 1998, the Hilcoast Recreation Note is scheduled to be converted to an 11%, fixed rate, 25 year, $25 million, self-amortizing loan providing for equal monthly payments of principal and interest. This note may not be prepaid by Hilcoast without a prepayment penalty and will be collateralized by a first mortgage on the Pembroke Recreation Facilities.

The remaining Recreation Notes principally provide for self-amortizing equal monthly principal and interest payments due through 2012, with interest rates averaging 13%, and contain certain prepayment prohibitions.

(c)  Hilcoast

Lines of Credit to Hilcoast consist of revolving construction loan commitments which as of June 30, 1996, aggregated $16.8 million of which $14.6 million was outstanding on that date. The Lines of Credit are collateralized by certain residential and commercial real estate at the Pembroke Century Village; bear interest, payable monthly, ranging from prime plus 3% (but in any event not less than 9% nor more than 11%) to 12.5%; mature gradually through July 1998; provide for unused commitment fees ranging from .9% to 1.8% per annum; and, require specific release prices, principally based on sales of condominium apartments at the Pembroke Century Village, to be applied as permanent reductions of amounts available under the Lines of Credit.

Other real estate mortgage notes due from Hilcoast amounted to $7 million as of June 30, 1996 and includes $5 million payable July 31, 1998, with interest at 10%, collateralized by the Pembroke Recreation Facilities. The remaining mortgage notes due from Hilcoast mature variously through July 31, 1998 and bear interest, ranging from 11% to 12%.

(d)  Real estate acquired by foreclosure consists of (in
thousands):
                                             June 30,    Dec. 31,
                                               1996        1995
                                             --------    --------
Commercial:
  Broward County, Florida:
    Nine acre commercial site in Dania        $5,000      $5,000
    29 acre commercial site in Miramar         2,595       2,595
                                              ------      ------
          Total commercial                     7,595       7,595

Residential                                      257         381
                                              ------      ------
                                               7,852       7,976

Less allowance for losses                     (3,026)     (3,069)
                                              ------      ------
          Totals                              $4,826      $4,907
                                              ======      ======

(e) Real estate and investments in real estate partnerships are located in southeast Florida and consist of (in thousands):

                                             June 30,    Dec. 31,
                                               1996        1995
                                             --------    --------

Days Inn motel                                $4,058      $4,054
Administration Building                          962         959
Other                                             79          79
                                              ------      ------
                                               5,099       5,092
Less accumulated depreciation                 (2,282)     (2,202)
                                              ------      ------
                                               2,817       2,890
45%-50% investments in self-storage
  warehouse partnerships                       3,205       3,218
                                              ------      ------
          Totals                              $6,022      $6,108
                                              ======      ======



(2)  Borrowings

The Collateralized Mortgage Obligations ("CMO's") amounted to $36.1 million at June 30, 1996 (net of unamortized discount of $880,000, based on an effective interest rate of 8.84%), are collateralized by the Recreation Notes, excluding the Hilcoast Recreation Note (Note 1(b)), require quarterly self-amortizing principal and interest payments and mature on March 15, 2007.


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

Funds From Operations for the quarter ended June 30, 1996 was $2.2 million compared to $2.1 million for the same quarter of 1995.

For the six months ended June 30, 1996, Funds From Operations was
$4.4 million compared to $4.2 million for the corresponding period of 1995.

The increase in Funds From Operations reflects an increase in rental income on the Company's income producing properties and a reduction in general and administrative expenses.

Net Income

For the quarter ended June 30, 1996, net income was $2.1 million or $.27 per share compared to $2 million or $.26 per share for the corresponding quarter of 1995.

Net income for the six months ended June 30, 1996 increased 11% to $4.5 million or $.57 per share compared to $4.1 million or $.51 per share for the same period of 1995.

Net income for the six month period in 1996 includes a $243,000 net non-recurring credit, primarily consisting of a recovery of previously recorded losses.



                 Liquidity and Capital Resources

At June 30, 1996, total assets were $119.4 million, including $97 million in real estate mortgage notes. Approximately $68 million of the real estate mortgage notes are collateralized by recreation facilities under long-term leases with unit owners at approximately 28,900 apartments at Century Village adult condominium communities at Pembroke Pines, West Palm Beach, Deerfield Beach and Boca Raton, Florida, and generally provide for self-amortizing, equal monthly installment payments through 2028 (the "Recreation Notes" - see
Note 1(b) to Consolidated Financial Statements). The operations of these facilities historically have been profitable and, in the Company's opinion, are not likely to be affected by adverse economic conditions.

The remaining $29 million of real estate mortgage notes are collateralized by residential and commercial real estate, generally in southeast Florida, including $21.6 million due from Hilcoast, principally collateralized by first mortgages on certain real estate at the Century Village at Pembroke Pines adult condominium community in Broward County, Florida (the "Pembroke Century Village" - see Note 1(c) to Consolidated Financial Statements). At June 30, 1996, 6,871 units had been sold and delivered at the planned 7,780 unit Pembroke Century Village and the backlog of units under contract for future delivery was 229 units with a sales value of $18.7 million.

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

During the quarter ended June 30, 1996, there were no new loan commitments. At June 30, 1996, commitments on outstanding real estate loans consisted of $2.2 million under the Hilcoast Lines of Credit. The Company expects to be able to meet these commitments with internally generated funds, including existing cash balances. There are currently no material commitments for capital expenditures.

During the six months ended June 30, 1996, the Company declared quarterly cash dividends aggregating $.56 per share, or $4.5 million, which approximates the Company's Funds From Operations.

At June 30, 1996, the outstanding balance of the Company's Collateralized Mortgage Obligations (the "CMO's") amounted to $36.1 million (net of unamortized discount of $880,000 based on an effective interest rate of 8.84%). The CMO's are collateralized by $42.9 million of the Recreation Notes and require self-amortizing principal and interest payments through March 2007. During the term of the CMO's, the Company's scheduled annual debt service requirement approximates $5.2 million compared to annual principal and interest payments scheduled to be received under the related mortgage notes receivable of $6.5 million.


                            Inflation

As of June 30, 1996, the Company had no variable interest rate borrowings; however, the Company's interest-sensitive mortgage notes receivable amounted to $37 million. Of this amount, the interest rate on $34 million is limited to the lower of 11% or prime + 3%. As of June 30, 1996, the interest rate on those notes had reached the 11% ceiling; accordingly, in the event of inflation, even if such inflation is accompanied by rising interest rates, the effect on the Company's results of operations is not expected to be material.

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



                                         CV REIT, INC.
                               _______________________________
                                          (Registrant)



                                  /s/ Elaine Kahant
July 26, 1996                  _______________________________
                                Elaine Kahant, Vice President,
                                Principal Financial Officer and
                                Chief Accounting Officer