Form 10-Q
period 1996-09-30
CV REIT INC
filed 1996-10-18
CIK 18934

                SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC 20549
                             ___________

                            FORM 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

             For the Quarter ended September 30, 1996

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

                  CV REIT, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                      (dollars in thousands)

                                             Sept.30,    Dec.31,
               Assets                          1996       1995
               ------                        --------   --------
Investments:
  Real estate mortgage notes:
    Long Term Recreation Notes               $ 67,629   $ 68,243
    Other                                      19,547     31,676
                                             --------   --------
                                               87,176     99,919
  Real estate acquired by foreclosure           7,852      7,976
  Less allowance for losses                    (3,064)    (3,107)
  Real estate and investments in real
    estate partnerships, net of
    accumulated depreciation                   13,357      6,108
                                             --------   --------
     Total investments                        105,321    110,896

Cash and cash equivalents (includes
  $894 and $884 restricted)                    11,892      7,633
Other                                           1,851      1,492
                                             --------   --------
                                             $119,064   $120,021
                                             ========   ========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

Liabilities and other credits:
  Collateralized Mortgage Obligations        $ 35,583   $ 37,074
  Accounts payable, accruals and
    other liabilities                             651        192
  Dividends payable                             2,563      2,407
  Deferred income taxes                         7,162      7,162
                                             --------   --------
     Total liabilities and other credits       45,959     46,835
                                             --------   --------
Stockholders' equity:
  Common stock, $.01 per-shares authorized
    10,000,000; outstanding 7,966,621              80         80
  Additional paid-in capital                   18,490     18,490
  Retained earnings                            54,535     54,616
                                             --------   --------
     Total stockholders' equity                73,105     73,186
                                             --------   --------
                                             $119,064   $120,021
                                             ========   ========

See accompanying notes to consolidated financial statements.

                  CV REIT, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
          (dollars in thousands, except per share data)



                                   Three Months Ended    Nine Months Ended
                                        Sept. 30,            Sept. 30,
                                  --------------------  --------------------
                                     1996       1995       1996       1995
                                  ---------  ---------  ---------  ---------
Revenues:
  Interest, substantially
    from mortgage notes,
    and dividends                 $   2,954  $   3,061  $   8,948  $   9,168
  Rent and income from
    real estate partnerships            320        277        927        809
                                  ---------  ---------  ---------  ---------
                                      3,274      3,338      9,875      9,977
                                  ---------  ---------  ---------  ---------

Expenses:
  Interest                              803        853      2,432      2,582
  Operating, general and
    administrative                      242        315        874      1,084
  Depreciation                           40         34        121        101
                                  ---------  ---------  ---------  ---------
                                      1,085      1,202      3,427      3,767
                                  ---------  ---------  ---------  ---------
                                      2,189      2,136      6,448      6,210

Recovery of losses, net                  -          -         243         -
                                  ---------  ---------  ---------  ---------
                                  $   2,189  $   2,136  $   6,691  $   6,210
                                  =========  =========  =========  =========


Net income per common share            $.27       $.27       $.84       $.78
                                  =========  =========  =========  =========

Dividends declared per
  common share                         $.29       $.27       $.85       $.81
                                  =========  =========  =========  =========

Average common shares
  outstanding                     7,966,621  7,966,621  7,966,621  7,966,621
                                  =========  =========  =========  =========



See accompanying notes to consolidated financial statements.

                          CV REIT, INC.
           CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                          (in thousands)





     Balance at December 31, 1995                 $54,616

     Net income for the nine months
       ended September 30, 1996                     6,691

     Dividends declared                            (6,772)
                                                  -------

     Balance at September 30, 1996                $54,535
                                                  =======



See accompanying notes to consolidated financial statements.

                  CV REIT, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands)
                                                        Nine Months Ended
                                                           Sept. 30,
                                                       -------------------
                                                         1996       1995
                                                       --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                            $6,691     $6,210
  Adjustment to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                         121        101
      Equity in depreciation of real estate
        partnerships                                       131        133
      Recovery of losses, net                             (243)         -
                                                       --------   --------
                                                         6,700      6,444
  Changes in operating assets and liabilities:
    Increase in other assets                              (459)      (425)
    Increase (decrease) in accounts payable,
      accruals and other liabilities                       259       (589)
                                                       --------   --------
Net cash provided by operating activities                6,500      5,430
                                                       --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in real estate mortgage notes            (12,154)   (19,298)
  Collections on real estate mortgage notes             19,273     17,260
  Maturity of short-term investments                         -      1,424
  Purchase of real estate                               (1,151)         -
  Other                                                   (102)      (341)
                                                       --------   --------
Net cash provided by (used in) investing activities      5,866       (955)
                                                       --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                   -        500
  Repayments of borrowings                              (1,491)    (1,861)
  Cash dividends paid                                   (6,616)    (6,458)
  Increase in restricted cash                              (10)       (12)
                                                       --------   --------
Net cash used in financing activities                   (8,117)    (7,831)
                                                       --------   --------
Net increase (decrease) in unrestricted cash
  and cash equivalents                                   4,249     (3,356)
Unrestricted cash and cash equivalents at
  beginning of the period                                6,749      9,130
                                                       --------   --------
Unrestricted cash and cash equivalents
  at end of the period                                 $10,998    $ 5,774
                                                       ========   ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest             $ 2,446    $ 2,590
                                                       ========   ========
Supplemental schedule of non-cash investing
  and financing activities:
    Increase in real estate mortgage notes in connection
      with redemption of the Company"s Investment in
      Hilcoast Development Corp. Preferred Stock       $     -    $ 5,000
                                                       ========   ========
    Reduction of mortgage notes receivable in connection
      with purchase of real estate (Note 3(b))         $ 6,248    $     -
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

                  CV REIT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1) Investments

(a) Investments in real estate mortgage notes, substantially all of which are collateralized by real estate located in southeast
Florida, consist of (in thousands):

                                            Sept.30,    Dec. 31,
                                              1996        1995
                                            --------    --------
Long Term Recreation Notes (the
  "Recreation Notes") (Note 1(b))           $ 67,629    $ 68,243
Hilcoast Development Corp.
  ("Hilcoast" Note 1(c)):
     Lines of Credit                          11,495      15,570
     Other                                     6,793       8,039
First mortgage notes, maturing through
  1998, with interest ranging primarily
  from 8.9% to 11.5%, collateralized
  primarily by real property in Palm
  Beach and Broward Counties, Florida:
    Residential                                1,259       1,785
    Commercial (Note 3(b))                         -       6,282
                                            --------    --------
                                              87,176      99,919
Less allowance for losses                        (38)        (38)
                                            --------    --------
            Totals                          $ 87,138    $ 99,881
                                            ========    ========

(b) At September 30, 1996, the Recreation Notes consisted of $25 million due from Hilcoast (the "Hilcoast Recreation Note"), collateralized by a first mortgage on certain residential and commercial real estate at the Century Village at Pembroke Pines, Florida adult condominium project (the "Pembroke Century Village"), including the recreation facilities at that project (the "Pembroke Recreation Facilities") and $42.6 million, collateralized by first mortgages on the recreation facilities at the three previously completed Century Village communities.

The Hilcoast Recreation Note bears interest at prime (8.25% at September 30, 1996) plus 3%, but in any event not less than 9% nor more than 11%, matures on July 31, 1998, and currently requires monthly interest payments only. Upon the earlier to occur of delivery of the last condominium apartment at the Pembroke Century Village or July 31, 1998, the Hilcoast Recreation Note is scheduled to be converted to an 11%, fixed rate, 25 year, $25 million, self-amortizing loan providing for equal monthly payments of principal and interest. This note may not be prepaid by Hilcoast without a prepayment penalty and will be collateralized by a first mortgage on the Pembroke Recreation Facilities.

The remaining Recreation Notes principally provide for self-amortizing equal monthly principal and interest payments due through 2012, with interest rates averaging 13%, and contain certain prepayment prohibitions.

(c)  Hilcoast

Lines of Credit to Hilcoast consist of revolving construction loan commitments which as of September 30, 1996, aggregated $14.6 million of which $11.5 million was outstanding on that date. The Lines of Credit are collateralized by certain residential and commercial real estate at the Pembroke Century Village; bear interest, payable monthly, ranging from prime plus 3% (but in any event not less than 9% nor more than 11%) to 12.5%; mature gradually through July 1998; provide for unused commitment fees ranging from .9% to 1.8% per annum; and, require specific release prices, principally based on sales of condominium apartments at the Pembroke Century Village, to be applied as permanent reductions of amounts available under the Lines of Credit.

Other real estate mortgage notes due from Hilcoast amounted to $6.8 million as of September 30, 1996 and includes $5 million payable July 31, 1998, with interest at 10%, collateralized by the Pembroke Recreation Facilities. The remaining mortgage notes due from Hilcoast mature variously through July 31, 1998 and bear interest, ranging from 11% to 12%.

(d)  Real estate acquired by foreclosure consists of (in
thousands):
                                             Sept.30,    Dec. 31,
                                               1996        1995
                                             --------    --------
Commercial:
  Broward County, Florida:
    Nine acre commercial site in Dania        $5,000      $5,000
    29 acre commercial site in Miramar         2,595       2,595
                                              ------      ------
          Total commercial                     7,595       7,595

Residential                                      257         381
                                              ------      ------
                                               7,852       7,976

Less allowance for losses                     (3,026)     (3,069)
                                              ------      ------
          Totals                              $4,826      $4,907
                                              ======      ======

(e) Real estate and investments in real estate partnerships are located in southeast Florida and consist of (in thousands):

                                             Sept.30,    Dec. 31,
                                               1996        1995
                                             --------    --------

Century Plaza shopping center                 $ 7,399    $     -
Days Inn motel                                  4,058      4,054
Administration Building                           962        959
Other                                              79         79
                                              -------    -------
                                               12,498      5,092
Less accumulated depreciation                  (2,323)    (2,202)
                                              -------    -------
                                               10,175      2,890
45%-50% investments in self-storage
  warehouse partnerships                        3,182      3,218
                                              -------    -------
          Totals                              $13,357    $ 6,108
                                              =======    =======


(2)  Borrowings

The Collateralized Mortgage Obligations ("CMO's") amounted to $35.6 million at September 30, 1996 (net of unamortized discount of $844,000, based on an effective interest rate of 8.84%), are collateralized by the Recreation Notes, excluding the Hilcoast Recreation Note (Note 1(b)), require quarterly self-amortizing principal and interest payments and mature on March 15, 2007.


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

(b)  Century Plaza

In December 1989, the Company sold its 85,000 square feet Century Plaza Shopping Center ("Century Plaza") in Deerfield Beach, Florida to Century Plaza Investments, Inc., an unrelated party, for $8 million, consisting of $1.6 million cash and a $6.4 million first mortgage note due on December 31, 1994 (the "Century Plaza Note"). On December 5, 1994, the buyer (the "Plaintiff"), filed a Complaint, as amended, in the Circuit Court of Broward County, Florida, against the Company seeking a judicial declaration as to the Plaintiff's obligation to provide parking areas to members of a religious institution located adjacent to Century Plaza. The basis for the Complaint was that the Company failed to advise the Plaintiff that in 1978, a former officer of the Company had allegedly consented to a limited number of parking spaces to be allocated by the City of Deerfield Beach to the religious institution. The Plaintiff sought recision of the original sales agreement and the Century Plaza Note which had an outstanding balance of approximately $6.3 million, restoration of amounts paid by the Plaintiff to the Company pursuant to the sales agreement, plus interest thereon, and reconveyance of Century Plaza to the Company.

The Century Plaza Note was not paid on its December 31, 1994 maturity date and the Company instituted foreclosure proceedings. During 1995 and through September 30, 1996, the Plaintiff remitted monthly interest payments to the Company. On September 30, 1996, a subsidiary of the Company acquired Century Plaza from the Plaintiff for approximately $7.4 million, an amount which is not in excess of fair value. In connection with this acquisition, the Plaintiff and the Company filed voluntary dismissals of their respective claims with prejudice.

(c)  Other

The Company is subject to various claims and complaints relative to its business activities. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position.


(4)  Consulting and Advisory Agreement with Hilcoast

Effective July 31, 1992, the Company and Hilcoast entered into a consulting and advisory agreement under which Hilcoast provides certain investment advisory, consulting and administrative services to the Company, excluding matters related to Hilcoast's loans from the Company. The agreement, which originally expired on July 31, 1994, has been extended to July 31, 1997, and provides for the payment of $10,000 per month to Hilcoast, plus reimbursement for all out of pocket expenses. The agreement may be terminated by Hilcoast upon 180 days notice and by the Company upon 30 days notice.


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

Funds From Operations for the quarter ended September 30, 1996 was $2.3 million compared to $2.2 million for the same quarter of 1995.

For the nine months ended September 30, 1996, Funds From Operations was $6.7 million compared to $6.4 million for the corresponding period of 1995.

The increase in Funds From Operations reflects reductions in general and administrative expenses, principally personnel costs, professional fees and insurance.

Net Income

For the quarter ended September 30, 1996, net income was $2.2 million or $.27 per share compared to $2.1 million or $.27 per share for the corresponding quarter of 1995.

Net income for the nine months ended September 30, 1996 increased to $6.7 million or $.84 per share compared to $6.2 million or $.78 per share for the same period of 1995.

Net income for the nine month period in 1996 includes a $243,000 net non-recurring credit, primarily consisting of a recovery of previously recorded losses.


                 Liquidity and Capital Resources

At September 30, 1996, total assets were $119.1 million, including $87.2 million in real estate mortgage notes. Approximately $67.6 million of the real estate mortgage notes are collateralized by recreation facilities under long-term leases with unit owners at approximately 29,000 apartments at Century Village adult condominium communities at Pembroke Pines, West Palm Beach, Deerfield Beach and Boca Raton, Florida, and generally provide for self-amortizing, equal monthly installment payments through 2028 (the "Recreation Notes" - see Note 1(b) to Consolidated Financial Statements). The operations of these facilities historically have been profitable and, in the Company's opinion, are not likely to be affected by adverse economic conditions.

The remaining $19.6 million of real estate mortgage notes are collateralized by residential and commercial real estate, generally in southeast Florida, including $18.3 million due from Hilcoast, principally collateralized by first mortgages on certain real estate at the Century Village at Pembroke Pines adult condominium community in Broward County, Florida (the "Pembroke Century Village" - see Note 1(c) to Consolidated Financial Statements). At September 30, 1996, 6,986 units had been sold and delivered at the planned 7,780 unit Pembroke Century Village and the backlog of units under contract for future delivery was 196 units with a sales value of $15.5 million.

Collections on the Company's real estate mortgage notes may be affected by the future success of the projects which collateralize these notes, which may, in turn, be affected by conditions in the housing market.

Operating funds are currently generated from interest income on mortgage notes and rentals from income producing properties, including distributions from self-storage warehouse partnerships and net rental income from a newly acquired shopping center (see
Note 3(b) to Consolidated Financial Statements).

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

During the quarter ended September 30, 1996, there were no new loan commitments. At September 30, 1996, commitments on outstanding real estate loans consisted of $3.1 million under the Hilcoast Lines of Credit. The Company expects to be able to meet these commitments with internally generated funds, including existing cash balances. There are currently no material commitments for capital expenditures.

During the nine months ended September 30, 1996, the Company declared quarterly cash dividends aggregating $.85 per share, or $6.8 million, which approximates the Company's Funds From
Operations.

At September 30, 1996, the outstanding balance of the Company's Collateralized Mortgage Obligations (the "CMO's") amounted to $35.6 million (net of unamortized discount of $844,000 based on an effective interest rate of 8.84%). The CMO's are collateralized by $42.6 million of the Recreation Notes and require self-amortizing principal and interest payments through March 2007. During the term of the CMO's, the Company's scheduled annual debt service requirement approximates $5.2 million compared to annual principal and interest payments scheduled to be received under the related mortgage notes receivable of $6.5 million.


                            Inflation

As of September 30, 1996, the Company had no variable interest rate borrowings; however, the Company's interest-sensitive mortgage notes receivable amounted to $37 million. Of this amount, the interest rate on $34 million is limited to the lower of 11% or prime + 3%. As of September 30, 1996, the interest rate on those notes had reached the 11% ceiling; accordingly, in the event of inflation, even if such inflation is accompanied by rising interest rates, the effect on the Company's results of operations is not expected to be material.

    Forward Looking Information: Certain Cautionary Statements


The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information in this Form 10-Q, that is not related to historical results, is forward looking, such as collectibility of the Company's real estate mortgage notes, its anticipated liquidity and capital requirements and the results of legal proceedings. The matters referred to in forward looking statements could be affected by the risks and uncertainties involved in the Company's business; accordingly, actual results may differ materially from those projected and implied in the forward looking statements. These risks and uncertainties include, but are not limited to, the effect of conditions in the residential and commercial real estate market and the economy in general, the level and volatility of interest rates, Court decisions regarding the Company's litigation, the impact of current or pending legislation and regulation, as well as certain other risks described in this Form 10-Q. Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this paragraph and elsewhere described in this Form 10-Q.

                   PART II.  Other Information



Item 6 - Exhibits and Reports on Form 8-K:

    Exhibits:

         10(i) Letter agreement dated July 12, 1996, between
               CV Reit, Inc. and Hilcoast Advisory Services,
               Inc. extending the Consulting and Advisory
               Agreement to July 31, 1997.


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



                                         CV REIT, INC.
                               _______________________________
                                          (Registrant)



                                  /s/ Elaine Kahant
October 18, 1996               _______________________________
                                Elaine Kahant, Vice President,
                                Principal Financial Officer and
                                Chief Accounting Officer