Form 10-K
period 1996-12-31
CV REIT INC
filed 1997-02-27
CIK 18934

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                          -------------
                            FORM 10-K

(Mark One)
  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934  [NO FEE REQUIRED]

For the fiscal year ended  December 31, 1996

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


     Common Stock, par value $.01 per share ("Common Stock"), was the only class of voting stock of the Registrant outstanding on December 31, 1996. Based on the last sale price of the Common Stock on the New York Stock Exchange as reported by the consolidated transaction reporting system on January 31, 1997 ($13.50), the aggregate market value of the 6,206,333 shares of the Common Stock held by persons other than officers, directors and persons known to the Registrant to be the beneficial owner (as that term is defined under the rules of the Securities and Exchange Commission) of more than five percent of the Common Stock on that date was approximately $84 million. By the foregoing statements, the Registrant does not intend to imply that any of these officers, directors or beneficial owners are affiliates of the Registrant or that the aggregate market value, as computed pursuant to rules of the Securities and Exchange Commission, is in any way indicative of the amount which could be obtained for such shares of Common Stock.




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

                    Yes ___   No ___



            (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

       7,966,621 shares of Common Stock, par value $.01 per share, were outstanding as of January 31, 1997.


               DOCUMENTS INCORPORATED BY REFERENCE

           Definitive Proxy Statement of CV Reit, Inc.
           for the 1997 Annual Meeting of Stockholders
                    (incorporated in Part III)



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


Recent Development

On February 3, 1997, the Company announced that it was engaged in discussions with private parties with respect to several related transactions under which the Company would acquire controlling interests in a number of strip shopping centers. Under the proposed transactions, the Company would issue additional shares and would, together with others, transfer real estate interests to an operating partnership of which a principal of one of the other parties would be the chief executive officer. The Company has entered into an agreement with respect to the sharing of certain due diligence expenses relating to the proposed transactions, which are also subject to the negotiation of agreements, board and shareholder approvals, and other conditions. There is no assurance that the proposed transactions will be consummated.


Real Estate Mortgage Notes

At December 31, 1996, total assets of the Company were approximately $119 million, including $84.8 million in real estate mortgage notes, $5.5 million in real estate acquired by foreclosure (net of allowance for losses), $13.2 million of income producing real estate (primarily partnership interests in three self-storage warehouses, a shopping center, a motel and an office building) and $14 million in cash, cash equivalents and short-term investments. The Company's principal investments in real estate mortgage notes are described in detail herein and are summarized as follows (in thousands):


                                                 December 31,
                                              ------------------
                                                1996      1995
                                              --------  --------
Long Term Recreation Notes
  (the "Recreation Notes")                     $67,302   $68,243
Hilcoast Development Corp. ("Hilcoast"):
  Lines of Credit                               10,039    15,570
  Other                                          6,308     8,039
Century Plaza Note (1)                              -      6,282
First mortgage notes, maturing through
  1998, with interest ranging from
  8.9% to 11.5%, collateralized
  primarily by real property in Palm
  Beach and Broward Counties, Florida            1,159     1,785
                                              --------  --------
            Totals (2)                         $84,808   $99,919
                                              ========  ========
_________
(1) See Item 3. Legal Proceedings - Century Plaza regarding the acquisition of the Century Plaza Shopping Center in connection with certain litigation.

(2) As of December 31, 1996, none of the above real estate mortgage notes were delinquent.


     Recreation Notes

At December 31, 1996, the Recreation Notes consisted of $25 million due from Hilcoast (the "Hilcoast Recreation Note" - see Relationship Between the Company and Hilcoast), collateralized by a first mortgage on certain real estate within the Century Village at Pembroke Pines, Florida adult condominium project ("Pembroke Century Village"), including the recreation facilities at that project (the "Pembroke Recreation Facilities"), and $42.3 million, collateralized by first mortgages on the recreation facilities at the three previously completed Century Village communities, including $11.2 million due from H. Irwin Levy (the "Levy Note"), a principal stockholder and former Chairman of the Board of the Company and a principal stockholder, Chairman of the Board and Chief Executive Officer of Hilcoast.

The Hilcoast Recreation Note bears interest at prime (8.25% at December 31, 1996) plus 3%, but in any event not less than 9% nor more than 11%, and currently requires monthly interest payments only. Upon the earlier to occur of delivery of the last condominium apartment at the Pembroke Century Village or July 31, 1998, the Hilcoast Recreation Note is scheduled to be converted to an 11%, fixed rate, 25 year, $25 million, self-amortizing loan providing for equal monthly payments of principal and interest in the aggregate amount of $2.9 million per annum. This note may not be prepaid by Hilcoast without a prepayment penalty and will be collateralized by a first mortgage on the Pembroke Recreation Facilities.

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

The Recreation Notes, excluding the Hilcoast Recreation Note, are pledged as collateral for Collateralized Mortgage Obligations ("CMO's") issued by the Company which, as of December 31, 1996, had an outstanding balance of $35.1 million (net of $809,000 unamortized discount based on an effective interest rate of 8.84%). See Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources for a description of the CMO's.

The Hilcoast Recreation Note is pledged as collateral for a $2.5 million promissory note to a bank, consisting of a $1 million line of credit through May 1, 1998 which as of December 31, 1996, had no outstanding balance, and a $1.5 million Letter of Credit issued by that bank for the benefit of Hilcoast.


     Hilcoast

     Lines of Credit

Lines of credit to Hilcoast (the "Lines of Credit" - see Relationship Between the Company and Hilcoast) consist of revolving construction loan commitments which as of December 31, 1996, aggregated $12.9 million of which $10 million was outstanding on that date. The Lines of Credit are collateralized by certain real estate within the Pembroke Century Village; bear interest, payable monthly, ranging from prime plus 3% (but in any event not less than 9% nor more than 11%) to 12.5%; mature gradually through July 1998; provide for unused commitment fees ranging from .9% to 1.8% per annum; and, require specific release prices, principally based on sales of condominium apartments at the Pembroke Century Village, to be applied as permanent reductions of amounts available under the Lines of Credit.


     Other

Other real estate mortgage notes due from Hilcoast amounted to $6.3 million as of December 31, 1996 and included $5 million payable July 31, 1998, with interest, payable quarterly, at 10%, collateralized by the Pembroke Recreation Facilities. The remaining mortgage note due from Hilcoast matures in December 1997 and bears interest, payable monthly, at prime plus 3% (but in any event not less than 9% nor more than 11%).


Real Estate Acquired by Foreclosure

Real estate acquired by foreclosure, which consists of various properties acquired by foreclosure or deed in lieu thereof and held for resale, is summarized as follow (in thousands):

                                                December 31,
                                             -----------------
                                              1996       1995
Commercial:                                  -------   -------
  Broward County, Florida:
    Nine acre site in Dania                  $ 5,000   $ 5,000
    29 acre site in Miramar                    2,595     2,595
                                             -------   -------
          Total commercial                     7,595     7,595
Residential                                      257       381
                                             -------   -------
                                               7,852     7,976
Less allowance for losses                     (2,401)   (3,107)
                                             -------   -------
          Totals                             $ 5,451   $ 4,869
                                             =======   =======


Real Estate and Investments in Real Estate Partnerships

     The Company's real estate equities are located in southeast
Florida and are summarized as follows (in thousands):

                                                December 31,
                                             -----------------
                                              1996       1995
                                             -------   -------
Century Plaza Shopping Center                $ 7,402   $    -
Days Inn motel                                 4,058     4,054
Administration Building                          962       959
Other                                             81        79
                                             -------   -------
                                              12,503     5,092
Less accumulated depreciation                 (2,425)   (2,202)
                                             -------   -------
                                              10,078     2,890
45%-50% investments in self-storage
  warehouse partnerships                       3,165     3,218
                                             -------   -------
          Totals                             $13,243   $ 6,108
                                             =======   =======

     Century Plaza Shopping Center

On September 30, 1996, the Company purchased the Century Plaza Shopping Center (see Item 3. Legal Proceedings - Century Plaza for a detailed discussion), located near the main entrance to Century Village at Deerfield Beach, Florida. The center contains approximately 85,000 square feet and as of December 31, 1996, was 92% leased, including 38% leased to medical and medical-related tenants. The Broward County Library leases the greatest amount of space at the center, occupying approximately 6,200 square feet. The leases are generally for three, five or ten year terms on a triple net basis, with annual increases based on increases in the consumer price index.


     Motel

The Company owns a 154-room Days Inn motel, located near the entrance to Century Village at West Palm Beach, Florida. The motel is leased to a corporation controlled by Alan Shulman, a director of the Company.

The lease, as amended, provides for annual rental through the expiration of the lease term on August 31, 1999, equal to a minimum of $330,000, plus 30% of gross room revenues in excess of $1.3 million. The lease also provides for the lessee to pay all operating costs of the motel, including real estate taxes and insurance, and to pay to the Company 50% of certain amounts received by the lessee from the concessionaire who operates the food and beverage facilities at the motel.


     Administration Building

The Company owns a two-story office building containing approximately 25,000 square feet (the "Administration Building"), located within the Century Village at West Palm Beach community, a minor portion of which is occupied by the Company as its corporate headquarters. The Company leases approximately 15,000 square feet to an unrelated party for provision of physician and medically related services through May 9, 2000, with five additional five-year options, at a current annual base rent of $10.30 per square foot on a triple net basis plus annual increases of 3%-4%. The Company leases approximately 3,000 square feet on a month to month basis to a company owned by Mr. Levy and a member of his family at a monthly rental of approximately $2,500, plus an allocation of utility expenses.


     Self-Storage Warehouses

The Company, through three wholly-owned subsidiaries, has 45%-50% general and limited partnership interests in three partnerships whose principal assets consist of self-storage warehouses, two in Dade County and one in Palm Beach County, Florida with an aggregate of approximately 3,000 units, managed by independent parties. The Company's partners in these partnerships are Felix Granados, Sr. and certain members of his family. The subsidiaries have no financial obligation with respect to such partnerships except under state law, as general partners. The subsidiaries receive monthly distributions from each of the partnerships based on cash flows.


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

The Company's mortgage notes receivable are collateralized by land and improvements within residential projects, generally located in southeast Florida. The competitive environment for those projects and the Company's real estate acquired by foreclosure may affect the future income of the Company, and the Company may not be immune from the risks connected with these projects.

Potential competition to the Company's shopping center, motel and self-storage warehouse partnerships comes from similar facilities in the immediate surrounding area. Therefore, the operations of these properties could be adversely affected by the building of additional similar facilities in those areas.


Relationship Between the Company and Hilcoast

On July 31, 1992, Hilcoast, an affiliate of the Company on that date, acquired certain assets from a previous borrower of the Company, pursuant to approval by the Bankruptcy Court of the Southern District of Florida in connection with Chapter 11 proceedings filed by that borrower. The assets were acquired by Hilcoast subject to the borrower's indebtedness to the Company, consisting of a term loan in the amount of $41.7 million which as of December 31, 1996 had an outstanding balance of $25 million (see Real Estate Mortgage Notes - Recreation Notes) and certain lines of credit (see Real Estate Mortgage Notes - Hilcoast - Lines of Credit).

On July 31, 1992, H. Irwin Levy resigned as Chairman of the Board of the Company, Joseph D. Weingard resigned as a director, Michael
S. Rubin resigned as Vice President-Real Estate Management and Jack Jaiven resigned as Vice President and Treasurer of the Company. Those individuals were elected to positions as directors and/or officers of Hilcoast.

Effective July 31, 1992, the Company and Hilcoast entered into a consulting and advisory agreement under which Hilcoast provides certain investment advisory, consulting and administrative services to the Company, excluding matters related to Hilcoast's loans from the Company. The agreement, which originally expired on July 31, 1994, has been extended to July 31, 1997 and provides for the payment of $10,000 per month to Hilcoast, plus reimbursement for reasonable out of pocket expenses. The agreement may be terminated by Hilcoast upon 180 days notice and by the Company upon 30 days notice. During 1996, the Company paid $120,000 to Hilcoast under this agreement, plus expense reimbursement.


Employees

On December 31, 1996, the Company employed 3 persons.


Item 2.  Properties


See Item 1.   Business - Real Estate and Investments in Real Estate
Partnerships.


Item 3.  Legal Proceedings


TGI Development, Inc. ("TGI")

On October 9, 1989, TGI filed a complaint in the Circuit Court of Palm Beach County against the Company, H. Irwin Levy and certain unrelated parties alleging misrepresentations by the defendants in connection with TGI's purchase and development of land from a previous borrower of the Company. The complaint, as subsequently amended, consisted of counts of common law fraud and breach of contract and sought compensatory damages of approximately $2 million in addition to punitive damages. On October 3, 1990, the Company filed a counterclaim against TGI in connection with an $800,000 promissory note from TGI to the Company. On February 9, 1994, the Circuit Court granted a Final Judgment in favor of the Company, which dismissed TGI's claim of common law fraud against the Company and struck its punitive damage claim. In accordance with an agreement between the parties, on August 23, 1994, the Court dismissed the breach of contract claim with prejudice and entered a judgment in the amount of $1.1 million in favor of the Company on the aforementioned counterclaim. The Company agreed not to execute that judgment until completion of TGI's appeal of the Final Judgment on its claim for compensatory damages. On January 3, 1996, the Fourth District Court of Appeals reversed the Final Judgment. The Company unsuccessfully appealed this reversal to the Florida Supreme Court and the case has been remanded for trial to the Circuit Court. Although the Company believes it has substantial defenses, the ultimate outcome of this litigation cannot presently be determined. Accordingly, no provision for any liability that may result upon final adjudication has been made in the accompanying financial statements. In management's opinion, the final outcome of this litigation will not have a material adverse effect on the Company's financial condition.

Century Plaza

In December 1989, the Company sold its 85,000 square feet Century Plaza Shopping Center ("Century Plaza") in Deerfield Beach, Florida to Century Plaza Investments, Inc., an unrelated party, for $8 million, consisting of $1.6 million cash and a $6.4 million first mortgage note due on December 31, 1994 (the "Century Plaza Note"). On December 5, 1994, the buyer (the "Plaintiff") filed a Complaint, as amended, in the Circuit Court of Broward County, Florida, against the Company seeking a judicial declaration as to the Plaintiff's obligation to provide parking areas to members of a religious institution located adjacent to Century Plaza. The basis for the Complaint was that the Company failed to advise the Plaintiff that in 1978, a former officer of the Company had allegedly consented to a limited number of parking spaces to be allocated by the City of Deerfield Beach to the religious institution. The Plaintiff sought recision of the original sales agreement and the Century Plaza Note, restoration of amounts paid by the Plaintiff to the Company pursuant to the sales agreement, plus interest thereon, and reconveyance of Century Plaza to the Company.

The Century Plaza Note was not paid on its December 31, 1994 maturity date and the Company instituted foreclosure proceedings. During 1995 and through September 30, 1996, the Plaintiff remitted monthly interest payments to the Company. On September 30, 1996, a subsidiary of the Company acquired Century Plaza from the Plaintiff for $1.1 million cash in excess of the approximately $6.3 million outstanding balance of the Century Plaza Note, an amount which is not in excess of fair value. In connection with this acquisition, the Plaintiff and the Company filed voluntary dismissals of their respective claims with prejudice.

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


                            Market
                          Price Range
                     -------------------         Dividends
                     High            Low         Declared
                     ----            ---       ------------
1996

First Quarter       11-7/8          10-5/8        $ .27
Second Quarter      11-1/2          10-3/8          .29
Third Quarter       12-1/8          11              .29
Fourth Quarter      13-3/4          11-7/8          .29
                                                  -----
                                                  $1.14
                                                  =====


1995

First Quarter        9-1/2          8-7/8         $ .27
Second Quarter       9-7/8          8-7/8           .27
Third Quarter        9-3/4          8-7/8           .27
Fourth Quarter      11-1/4          9-3/8           .27
                                                  -----
                                                  $1.08
                                                  =====

As of January 31, 1997, the Company had 7,966,621 shares of Common Stock outstanding and 1,999 holders of record of such stock.

The Company expects to continue to qualify as a REIT. A corporation which qualifies as a REIT may deduct from taxable income dividends paid to stockholders.





Item 6.  Selected Financial Data
(in millions, except per share data)


                                       Year Ended December 31,
                               --------------------------------------
                                1996    1995    1994    1993    1992
                               ------  ------  ------  ------  ------

Total revenues                  $13.2   $13.4   $13.9   $15.4   $15.1
                               ======  ======  ======  ======  ======

Income before income taxes       $9.4    $8.4    $6.3   $11.3   $13.0
                               ======  ======  ======  ======  ======

Net income                       $9.6    $9.4    $6.3    $9.5    $9.9
                               ======  ======  ======  ======  ======

Net income per common share     $1.20   $1.18   $0.79   $1.29   $1.38
                               ======  ======  ======  ======  ======

Dividends declared per share:
  Cash                          $1.14   $1.08   $1.08   $1.00   $0.45
  Hilcoast Development Corp.
   Common Stock                     -       -       -       -    0.19(1)
                               ------  ------  ------  ------  ------
                                $1.14   $1.08   $1.08   $1.00   $0.64
                               ======  ======  ======  ======  ======

At Year End:
Total assets                   $118.9  $120.0  $122.8  $163.2  $160.0
                               ======  ======  ======  ======  ======

Borrowings                      $35.1   $37.1   $38.9   $77.2   $83.5
                               ======  ======  ======  ======  ======
Stockholders' equity:
  Total                         $73.7   $73.2   $72.4   $74.7   $66.0
                               ======  ======  ======  ======  ======

  Per common share              $9.25   $9.19   $9.09   $9.38   $9.14
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





Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition


                      Results of Operations


                      1996 Compared to 1995


Funds From Operations

The Company's Funds From Operations generally consists of net income, excluding reversal of previously recorded losses, gains or losses on the sales of GNMA certificates and real estate, and income tax benefit, plus depreciation of real property (including the Company's share of depreciation in connection with its equity in earnings of unconsolidated partnerships.)


For the year ended December 31, 1996, Funds From Operations was
$8.9 million compared to $8.7 million for 1995.

The increase in Funds From Operations reflects reductions in general and administrative expenses, principally personnel costs, professional fees and insurance, partially offset by lower net interest income (interest income less interest expense) resulting from net principal payments received under the Hilcoast mortgage notes, which repayments were generally reinvested in lower yielding short-term investments (see Liquidity and Capital Resources).

As a result of the acquisition of the Century Plaza shopping center on September 30, 1996, the Company expects net rental income (rent income less related operating costs) to increase during 1997. This increase will be partially offset by the elimination of interest income on the Century Plaza Note (see Item 3. Legal Proceedings - Century Plaza).


Net Income

For the year ended December 31, 1996, net income was $9.6 million or $1.20 per share compared to $9.4 million or $1.18 per share for the same period in 1995.

The 1996 net income includes a $906,000 credit, primarily consisting of a reversal of previously recorded losses, and a $121,000 deferred income tax benefit. The 1995 net income includes a $1 million deferred income tax benefit.




                      1995 Compared to 1994

Funds From Operations


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

The 1995 net income includes a $1 million deferred income tax benefit. The 1994 period includes a $2.4 million loss on the aforementioned sale of the Company's GNMA certificate portfolio and a $630,000 reversal of previously recorded losses.


                 Liquidity and Capital Resources

At December 31, 1996, total assets were $119 million, including $84.8 million in real estate mortgages notes. Approximately $67.3 million of the real estate mortgage notes are collateralized by recreation facilities under long-term leases with unit owners at approximately 29,000 apartments at Century Village adult condominium communities at Pembroke Pines, West Palm Beach, Deerfield Beach and Boca Raton, Florida, and generally provide for self-amortizing, equal monthly installment payments through 2028 (the "Recreation Notes" - see Note 2(b) to Consolidated Financial Statements). The operations of these facilities historically have been profitable and, in the Company's opinion, are not likely to be affected by adverse economic conditions.

The remaining $17.5 million of real estate mortgage notes are collateralized by real estate within residential projects, generally located in southeast Florida, including $16.3 million due from Hilcoast, principally collateralized by first mortgages on certain real estate at the Century Village at Pembroke Pines adult condominium community in Broward County, Florida (the "Pembroke Century Village" - see Note 2(c) to Consolidated Financial Statements). At December 31, 1996, 7,113 units had been sold and delivered at the planned 7,780 unit Pembroke Century Village and the backlog of units under contract for future delivery was 140 units with a sales value of $11.7 million.

Collections on the Company's real estate mortgage notes may be affected by the future success of the projects which collateralize these notes, which may, in turn, be affected by conditions in the housing market.

Operating funds are currently generated from interest income on mortgage notes and rentals from income producing properties. Dividend payments to stockholders, in accordance with the provisions of the Internal Revenue Code, limit the Company from utilizing significant amounts of income-generated funds for investment purposes.

Since its qualification as a REIT and until 1990, monies received from the repayment of existing mortgage notes and borrowings were generally reinvested in new and existing mortgage notes and other real estate related investments, including loans to developers for the purpose of acquiring, developing or constructing real estate. In the past several years, the Company's only new loan commitments have been in connection with its existing borrowers. The Company has generally reinvested its other available funds in high quality short-term corporate and government securities. The Company expects to pursue this strategy while it continues to evaluate alternative real estate investments. See Item 1. Business - Recent Development regarding discussions concerning possible acquisition of controlling interests in a number of shopping centers. During 1996, there were no new loan commitments.

At December 31, 1996, commitments on outstanding real estate loans consisted of $2.9 million under the Hilcoast Lines of Credit. The Company expects to be able to meet these commitments with operating cash flows and existing cash balances. There are currently no material commitments for capital expenditures.

During 1996 and 1995, the Company declared cash dividends of $1.14 and $1.08 per share, respectively, aggregating $9.1 million and $8.6 million, respectively, which approximates the Company's Funds From Operations.

At December 31, 1996, the outstanding balance of the Company's Collateralized Mortgage Obligations (the "CMO's") amounted to $35.1 million (net of unamortized discount of $809,000 based on an effective interest rate of 8.84%). The CMO's are collateralized by $42.3 million of the Recreation Notes and require self-amortizing principal and interest payments through March 2007. During the term of the CMO's, the Company's scheduled annual debt service requirement approximates $5.2 million compared to annual principal and interest payments scheduled to be received under the related mortgage notes receivable of $6.5 million.

                            Inflation


As of December 31, 1996, the Company had no variable interest rate borrowings; however, the Company's interest-sensitive mortgage notes receivable amounted to $34 million on which the interest rate is limited to the lower of 11% or prime + 3%. As of December 31, 1996, the interest rate on those notes had reached the 11% ceiling; accordingly, in the event of inflation, even if such inflation is accompanied by rising interest rates, the effect on the Company's results of operations is not expected to be material.


    Forward Looking Information: Certain Cautionary Statements


Certain statements contained in "Management's Discussion and Analysis of Results of Operations and Financial Condition" and elsewhere in this Form 10-K, that are not related to historical results, are forward looking statements, such as collectibility of the Company's real estate mortgage notes, its anticipated liquidity and capital requirements and the results of legal proceedings. The matters referred to in forward looking statements are based on assumptions of future events which may not prove to be accurate and which could be affected by the risks and uncertainties involved in the Company's business; accordingly, actual results may differ materially from those projected and implied in the forward looking statements. These risks and uncertainties include, but are not limited to, the effect of conditions in the residential and commercial real estate market and the economy in general, the level and volatility of interest rates, Court decisions regarding the Company's litigation, the impact of current or pending legislation and regulation, as well as certain other risks described in the Form 10-K. Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this paragraph and elsewhere described in this Form 10-K and in other reports filed by the Company with the Securities and Exchange Commission.


Item 8.  Financial Statements and Supplementary Data



      Table of Contents to Consolidated Financial Statements



                                                          Page
                                                          ----

Report of Independent Certified Public Accountants         20

Consolidated Financial Statements:

     Balance Sheets - December 31, 1996 and 1995           21

     Statements of Income - Years Ended
         December 31, 1996, 1995 and 1994                  22

     Statements of Stockholders' Equity - Years
         Ended December 31, 1996, 1995 and 1994            23

     Statements of Cash Flows - Years Ended
         December 31, 1996, 1995 and 1994                  24

     Notes to Consolidated Financial Statements           25-37

Consolidated Financial Statements Schedules:

     Schedule IV  -  Mortgage Loans on Real Estate         38





Schedules, other than that listed above, are omitted because of the conditions under which they are required, or because the information required therein is set forth in the consolidated financial statements or the notes thereto.



        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors of CV Reit, Inc.
West Palm Beach, Florida


We have audited the accompanying consolidated balance sheets of CV Reit, Inc. and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. We have also audited the schedule listed in the accompanying index. These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CV Reit, Inc. and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.





West Palm Beach, Florida             BDO SEIDMAN, LLP
February 3, 1997




                  CV REIT, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                      (dollars in thousands)

                                                 December 31,
                                             -------------------
            ASSETS                             1996       1995
            ------                           --------   --------
Real estate mortgage notes (Notes 2 and 8):
  Long Term Recreation Notes                 $ 67,302   $ 68,243
  Other                                        17,506     31,676
                                             --------   --------
                                               84,808     99,919
Real estate acquired by foreclosure
  (net of allowance for losses of $2,401
   and $3,107 - Note 3)                         5,451      4,869
Real estate and investments in real
  estate partnerships, net of
  accumulated depreciation (Note 4)            13,243      6,108
Cash and cash equivalents (includes
  $898 and $884 restricted)                     7,564      7,633
Short-term investments                          6,436          -
Other                                           1,428      1,492
                                             --------   --------
                                             $118,930   $120,021
                                             ========   ========
     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities and other credits:
  Collateralized Mortgage Obligations
    (Note 5)                                 $ 35,064   $ 37,074
  Accounts payable, accruals and
    other liabilities                             599        192
  Dividends payable                             2,552      2,407
  Deferred income taxes (Note 9)                7,041      7,162
                                             --------   --------
     Total liabilities and other credits       45,256     46,835
                                             --------   --------
Commitments and contingencies (Notes 2, 5, 6 and 11)

Stockholders' equity:
  Common stock, $.01 par-shares authorized
    10,000,000; outstanding 7,966,621              80         80
  Additional paid-in capital                   18,490     18,490
  Retained earnings                            55,104     54,616
                                             --------   --------
     Total stockholders' equity                73,674     73,186
                                             --------   --------
                                             $118,930   $120,021
                                             ========   ========

     See accompanying notes to consolidated financial statements.

                  CV REIT, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
          (dollars in thousands, except per share data)


                                           Year Ended December 31,
                                      ---------------------------------
                                        1996        1995        1994
Revenues:                             ---------   ---------   ---------
  Interest, substantially
    from mortgage notes, and
    dividends (Notes 2, 8 and 10)     $  11,695   $  12,231   $  12,796
  Rent, income from real estate
    partnerships and other                1,547       1,194       1,091
                                      ---------   ---------   ---------
                                         13,242      13,425      13,887
                                      ---------   ---------   ---------
Expenses:
  Interest  (Note 5)                      3,232       3,434       4,156
  Operating, general and
    administrative                        1,244       1,496       1,615
  Depreciation                              223         138         161
                                      ---------   ---------   ---------
                                          4,699       5,068       5,932
                                      ---------   ---------   ---------
                                          8,543       8,357       7,955

Gain on sales of real estate                  -           -         130
Loss on sales of GNMA certificates
  (Note 7)                                    -           -     (2,392)
Reversal of provision for losses, net       906           -         630
                                      ---------   ---------   ---------
Income before income tax benefit          9,449       8,357       6,323

Income tax benefit  (Note 9)               (121)     (1,017)          -
                                      ---------   ---------   ---------
Net income                            $   9,570   $   9,374   $   6,323
                                      =========   =========   =========

Net income per common share           $    1.20   $    1.18   $     .79
                                      =========   =========   =========
Dividends declared per common
  share                               $    1.14   $    1.08   $    1.08
                                      =========   =========   =========
Average common shares outstanding     7,966,621   7,966,621   7,966,621
                                      =========   =========   =========




See accompanying notes to consolidated financial statements.

                  CV REIT, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (dollars in thousands)




                                            Additional
                                   Common     Paid-in    Retained
                                   Stock      Capital    Earnings
                                   ------   ----------   --------

Balance at December 31, 1993       $  80     $ 18,490    $56,126

  Net income for the year              -            -      6,323

  Cash dividends declared              -            -     (8,603)
                                   ------    ---------   --------

Balance at December 31, 1994          80       18,490     53,846

  Net income for the year              -            -      9,374

  Cash dividends declared              -            -     (8,604)
                                   ------    ---------   --------

Balance at December 31, 1995          80       18,490     54,616

  Net income for the year              -            -      9,570

  Cash dividends declared              -            -     (9,082)
                                   ------    ---------   --------

Balance at December 31, 1996       $   80     $18,490    $55,104
                                   ======    =========   ========


See accompanying notes to consolidated financial statements.


                    CV REIT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands)

                                                      Year Ended December 31,
                                                    ---------------------------
                                                      1996      1995      1994
                                                    -------   -------   -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $ 9,570   $ 9,374   $ 6,323
  Adjustment to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                      223       138       161
      Equity in depreciation of real estate
        partnerships                                    175       178       179
      Gain on sales of real estate                       -         -       (130)
      Deferred income tax benefit                      (121)   (1,017)       -
      Reversal of provision for losses, net            (906)       -       (630)
      Loss on sales of GNMA certificates                 -         -      2,392
                                                    -------   -------   -------
                                                      8,941     8,673     8,295
  Changes in operating assets and liabilities:
    (Increase) decrease in other assets                 (36)       38        87
    Increase (decrease) in accounts payable,
      accruals and other liabilities                    207      (669)      (40)
                                                    -------   -------   -------
     Net cash provided by operating activities        9,112     8,042     8,342
                                                    -------   -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in real estate mortgage notes         (16,369)  (23,068)  (21,469)
  Collections on real estate mortgage notes          25,732    20,661    33,436
  Purchase of real estate                            (1,154)       -         -
  (Purchase) maturity of short-term investments      (6,436)    2,920    (2,920)
  Sale of GNMA certificates                              -         -     32,412
  Return of principal of GNMA certificates               -         -        977
  Proceeds from sales of real estate and other           (7)     (471)      898
                                                    -------   -------   -------
     Net cash provided by investing activities        1,766        42    43,334
                                                    -------   -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                               -        500     3,150
  Repayments of borrowings                           (2,010)   (2,334)  (41,443)
  Cash dividends paid                                (8,937)   (8,615)   (8,435)
  Increase in restricted cash                           (14)      (16)      (46)
                                                    -------   -------   -------
     Net cash used in financing activities          (10,961)  (10,465)  (46,774)
                                                    -------   -------   -------
     Net (decrease) increase in unrestricted
       cash and cash equivalents                        (83)   (2,381)    4,902
Unrestricted cash and cash equivalents at
  beginning of the period                             6,749     9,130     4,228
                                                    -------   -------   -------
Unrestricted cash and cash equivalents at
  end of the period                                 $ 6,666   $ 6,749   $ 9,130
                                                    =======   =======   =======
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest          $ 3,239   $ 3,436   $ 4,307
                                                    =======   =======   =======
Supplemental schedule of non-cash investing
  and financing activities:
    Mortgage notes received in exchange for
      investment security                           $    -    $ 5,000   $    -
                                                    =======   =======   =======
    Reduction of mortgage notes receivable in
      connection with purchase of real estate
      (Note 6(b))                                   $ 6,248   $    -    $    -
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


New Accounting Pronouncements

Effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires companies to evaluate long-lived assets for impairment based on the undiscounted future cash flows of the asset. If a long-lived asset is identified as impaired, the value of the asset must be reduced to its fair value. The Company's real estate, including its income producing properties, are considered long-lived assets under this pronouncement. Adoption of this standard did not have a material impact on the Company's financial position or results of operations.


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

The federal income tax characteristics of dividends paid by the
Company, reported to stockholders in January of the subsequent year, consisted of:
                                  1996     1995      1994

    Ordinary income               91.9%    65.6%     80.2%
    Capital gain distribution      8.1%    34.4%     19.8%

The Company accounts for income taxes based upon SFAS No.109
"Accounting for Income Taxes", which requires, among other things, a liability approach to calculating deferred income taxes.


Real Estate and Investments in Real Estate
Partnerships ("Real Estate")

Real Estate, recorded at cost, consists primarily of a shopping center, a motel and an office building, subject to operating leases, and partnership interests in self-storage warehouses. In the event that the net carrying amount exceeds estimated net realizable value, a provision is made to reduce the net carrying amount accordingly. Depreciation is provided over the estimated useful lives of the assets on the straight-line method.



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


Reclassification

Certain 1995 and 1994 amounts have been reclassified to conform to the 1996 financial statement presentation.



(2)  Real Estate Mortgage Notes

(a) Real estate mortgage notes, substantially all of which are collateralized by real estate located in southeast Florida, consist of (in thousands):
                                               December 31,
                                            ------------------
                                              1996      1995
Long Term Recreation Notes (the             -------    -------
  "Recreation Notes") (Note 2(b))           $67,302    $68,243
Hilcoast Development Corp.
  ("Hilcoast") (Note 2(c)):
    Lines of Credit                          10,039     15,570
    Other                                     6,308      8,039
First mortgage notes, maturing through
  1998, with interest ranging from 8.9%
  to 11.5%, collateralized primarily by
  real property in Palm Beach and Broward
  Counties, Florida:
     Residential                              1,159      1,785
     Commercial                                  -       6,282
                                            -------    -------
          Totals                            $84,808    $99,919
                                            =======    =======


                                          Interest Sensitivity
                                          --------------------
                                           Fixed     Variable
                                            Rate       Rate
                                          -------     -------
Maturity of real estate
  mortgage notes at
  December 31, 1996:
    One year or less          $ 1,677     $ 1,577     $   100
    After one year through
      five years               23,399      11,902      11,497
    After five years           59,732      59,732          -
                              -------     -------     -------
          Totals              $84,808     $73,211     $11,597
                              =======     =======     =======


(b) At December 31, 1996, the Recreation Notes consisted of $25 million due from Hilcoast (the "Hilcoast Recreation Note"), collateralized by a first mortgage on certain real estate within the Century Village at Pembroke Pines, Florida adult condominium project (the "Pembroke Century Village"), including the recreation facilities at that project (the "Pembroke Recreation Facilities") and $42.3 million, collateralized by first mortgages on the recreation facilities at the three previously completed Century Village communities (Note 8).

The Hilcoast Recreation Note bears interest at prime (8.25% at December 31, 1996) plus 3%, but in any event not less than 9% nor more than 11%, and currently requires monthly interest payments only. Upon the earlier to occur of delivery of the last condominium apartment at the Pembroke Century Village or July 31, 1998, the Hilcoast Recreation Note is scheduled to be converted to an 11%, fixed rate, 25 year, $25 million, self-amortizing loan providing for equal monthly payments of principal and interest. This note may not be prepaid by Hilcoast without a prepayment penalty and will be collateralized by a first mortgage on the Pembroke Recreation Facilities.

The remaining Recreation Notes principally provide for self-amortizing equal monthly principal and interest payments due through 2012, with interest rates averaging 13%, and contain certain prepayment prohibitions (Notes 5(a) and 8).

(c)  Hilcoast

Lines of credit to Hilcoast consist of revolving construction loan commitments which as of December 31, 1996, aggregated $12.9 million of which $10 million was outstanding on that date. The Lines of Credit are collateralized by real estate within the Pembroke Century Village; bear interest, payable monthly, ranging from prime plus 3% (but in any event not less than 9% nor more than 11%) to 12.5%; mature gradually through July 1998; provide for unused commitment fees ranging from .9% to 1.8% per annum; and, require specific release prices, principally based on sales of condominium apartments at the Pembroke Century Village, to be applied as permanent reductions of amounts available under the Lines of Credit.

Other real estate mortgage notes due from Hilcoast amounted to $6.3 million as of December 31, 1996 and included $5 million payable July 31, 1998, with interest, payable quarterly, at 10%, collateralized by the Pembroke Recreation Facilities. The remaining mortgage note due from Hilcoast matures in December 1997 and bears interest, payable monthly, at prime plus 3% (but in any event not less than 9% nor more than 11%).


(3)  Real Estate Acquired by Foreclosure

(a) Real estate acquired by foreclosure consists of (in thousands):

                                               December 31,
                                          --------------------
                                           1996         1995
Commercial:                               -------      -------
  Broward County, Florida:
    Nine acre site in Dania               $5,000       $5,000
    29 acre site in Miramar                2,595        2,595
                                          ------       ------
        Total commercial                   7,595        7,595
Residential                                  257          381
                                          ------       ------
                                           7,852        7,976
Less allowance for losses                 (2,401)      (3,107)
                                          ------       ------
        Totals                            $5,451       $4,869
                                          ======       ======




(b)  Changes in the allowance for losses follow (in thousands):

                                    1996      1995      1994
                                   ------    ------    ------
Balance, beginning of year         $3,107    $3,531    $5,119
Reversal of allowance for
  losses                           (1,163)       -       (630)
Charge-offs                           (43)     (424)   (1,158)
Recoveries                            500        -        200
                                   ------    ------    ------
Balance, end of year               $2,401    $3,107    $3,531
                                   ======    ======    ======



(4)  Real Estate and Investments in Real Estate Partnerships

Real estate and investments in real estate partnerships are located in southeast Florida and consist of (in thousands):

                                              December 31,
                                          -------------------
                                           1996         1995
                                          -------      ------
Century Plaza shopping center (Note 6(b)) $ 7,402      $   -
Days Inn motel                              4,058       4,054
Administration Building                       962         959
Other                                          81          79
                                          -------      ------
                                           12,503       5,092
Less accumulated depreciation              (2,425)     (2,202)
                                          -------      ------
                                           10,078       2,890
45%-50% investments in self-
  storage warehouse partnership             3,165       3,218
                                          -------      ------
          Totals                          $13,243      $6,108
                                          =======      ======



(5)  Borrowings

(a) The Collateralized Mortgage Obligations ("CMO's") amounted to $35.1 million at December 31, 1996 and $37.1 million at December 31, 1995 (net of unamortized discounts of $809,000 in 1996 and $950,000 in 1995, based on an effective interest rate of 8.84%), are collateralized by the Recreation Notes, excluding the Hilcoast Recreation Note (Note 2(b)), require quarterly self-amortizing principal and interest payments and mature on March 15, 2007.


(b)  Maturities of borrowings are as follows (in thousands):

                1997                  2,200
                1998                  2,408
                1999                  2,633
                2000                  2,877
                2001                  3,141
                Thereafter           21,805
                                    -------
                                    $35,064
                                    =======



(6)  Commitments and Contingencies

(a)  TGI Development, Inc. ("TGI")

On October 9, 1989, TGI filed a complaint in the Circuit Court of Palm Beach County against the Company, H. Irwin Levy and certain unrelated parties alleging misrepresentations by the defendants in connection with TGI's purchase and development of land from a previous borrower of the Company. The complaint, as subsequently amended, consisted of counts of common law fraud and breach of contract and sought compensatory damages of approximately $2 million in addition to punitive damages. On October 3, 1990, the Company filed a counterclaim against TGI in connection with an $800,000 promissory note from TGI to the Company. On February 9, 1994, the Circuit Court granted a Final Judgment in favor of the Company, which dismissed TGI's claim of common law fraud against the Company and struck its punitive damage claim. In accordance with an agreement between the parties, on August 23, 1994, the Court dismissed the breach of contract claim with prejudice and entered a judgment in the amount of $1.1 million in favor of the Company on the aforementioned counterclaim. The Company agreed not to execute that judgment until completion of TGI's appeal of the Final Judgment on its claim for compensatory damages. On January 3, 1996, the Fourth District Court of Appeals reversed the Final Judgment. The Company unsuccessfully appealed this reversal to the Florida Supreme Court and the case has been remanded for trial to the Circuit Court. Although the Company believes it has substantial defenses, the ultimate outcome of this litigation cannot presently be determined. Accordingly, no provision for any liability that may result upon final adjudication has been made in the accompanying financial statements. In management's opinion, the final outcome of this litigation will not have a material adverse effect on the Company's financial condition.

(b)  Century Plaza

In December 1989, the Company sold its 85,000 square feet Century Plaza Shopping Center ("Century Plaza") in Deerfield Beach, Florida to Century Plaza Investments, Inc., an unrelated party, for $8 million, consisting of $1.6 million cash and a $6.4 million first mortgage note due on December 31, 1994 (the "Century Plaza Note"). On December 5, 1994, the buyer (the "Plaintiff") filed a Complaint, as amended, in the Circuit Court of Broward County, Florida, against the Company seeking a judicial declaration as to the Plaintiff's obligation to provide parking areas to members of a religious institution located adjacent to Century Plaza. The basis for the Complaint was that the Company failed to advise the Plaintiff that in 1978, a former officer of the Company had allegedly consented to a limited number of parking spaces to be allocated by the City of Deerfield Beach to the religious institution. The Plaintiff sought recision of the original sales agreement and the Century Plaza Note, restoration of amounts paid by the Plaintiff to the Company pursuant to the sales agreement, plus interest thereon, and reconveyance of Century Plaza to the Company.

The Century Plaza Note was not paid on its December 31, 1994 maturity date and the Company instituted foreclosure proceedings. During 1995 and through September 30, 1996 the Plaintiff remitted monthly interest payments to the Company. On September 30, 1996, a subsidiary of the Company acquired Century Plaza from the Plaintiff for $1.1 million cash in excess of the approximately $6.3 million outstanding balance of the Century Plaza Note, an amount which is not in excess of fair value. In connection with this acquisition, the Plaintiff and the Company filed voluntary dismissals of their respective claims with prejudice.

(c)  Other

The Company is subject to various claims and complaints relative to its business activities. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position.



(7)  Loss on Sale of GNMA Certificates

During 1994, the Company sold GNMA certificates with an aggregate book value of $34.8 million and recognized a loss of $2.4 million.



(8)  Related Party  Transactions

     Hilcoast

On July 31, 1992, Hilcoast, an affiliate of the Company on that date, acquired certain assets from a previous borrower of the Company, pursuant to approval by the Bankruptcy Court of the Southern District of Florida in connection with Chapter 11 proceedings filed by that borrower. The assets were acquired by Hilcoast subject to the borrower's indebtedness to the Company, consisting of a term loan in the amount of $41.7 million which as of December 31, 1996 had an outstanding balance of $25 million (Note 2(b)) and certain lines of credit (Note 2(c))

On July 31, 1992, H. Irwin Levy resigned as Chairman of the Board of the Company, Joseph D. Weingard resigned as a director, Michael
S. Rubin resigned as Vice President-Real Estate Management and Jack Jaiven resigned as Vice President and Treasurer of the Company. Those individuals were elected to positions as directors and/or officers of Hilcoast.

Effective July 31, 1992, the Company and Hilcoast entered into a consulting and advisory agreement under which Hilcoast provides certain investment advisory, consulting and administrative services to the Company, excluding matters related to Hilcoast's loans from the Company. The agreement, which originally expired on July 31, 1994, has been extended to July 31, 1997, and provides for the payment of $10,000 per month to Hilcoast, plus reimbursement for reasonable out of pocket expenses. The agreement may be terminated by Hilcoast upon 180 days notice and by the Company upon 30 days notice. During the three years ended December 31, 1996, the Company paid $120,000 per year to Hilcoast under this agreement, plus expense reimbursement.

     Recreation Notes

Mr. Levy owns the recreation facilities at the Century Village in Boca Raton, acquired from the Company in 1981, which is collateral for one of the Company's Recreation Notes (Note 2(b)), issued in connection with the acquisition, in the original principal amount
of $12.6 million.   The note bears interest at 13.25%, requires
self-amortizing equal monthly payments of principal and interest in the aggregate amount of $1.7 million per annum through 2011 and may not be prepaid. At December 31, 1996, the outstanding balance on the note was $11.2 million. During 1996, 1995 and 1994, the Company recognized interest income of $1.5 million, $1.5 million, $1.6 million, respectively, on this note.

Since 1990, companies owned by Mr. Levy and certain members of his family lease, manage and operate the recreation facilities at the Century Villages in West Palm Beach, Deerfield Beach and Boca Raton, which are collateral for $42.3 million of the Company's Recreation Notes (Note 2(b)).

     Days Inn

The Company owns a 154-room Days Inn motel, located near the entrance to Century Village at West Palm Beach, Florida. The motel is leased to a corporation controlled by Alan Shulman, a director of the Company.

The lease, as amended, provides for annual rental through the expiration of the lease term on August 31, 1999, equal to a minimum of $330,000, plus 30% of gross room revenues in excess of $1.3
million.   The lease also provides for the lessee to pay all
operating costs of the motel, including real estate taxes and insurance, and to pay to the Company 50% of certain amounts received by the lessee from the concessionaire who operates the food and beverage facilities at the motel. In 1996, 1995 and 1994, the Company recognized rent income of $454,000, $472,000 and $343,000, respectively, under the lease.

     Administration Building

The Company leases approximately 3,000 square feet of its Administration Building, located within the Century Village at West Palm Beach community, on a month to month basis to a company owned by Mr. Levy and a member of his family at a monthly rental of approximately $2,500, plus an allocation of utility expenses.


(9)  Deferred Income Tax Benefit

(a) Deferred income tax benefit differs from the amount computed by applying the statutory federal income tax rate to income before income taxes for the following reasons (in thousands):
                                     1996      1995      1994
                                    ------    ------    ------
Tax expense computed at
  statutory rate                    $3,213    $2,841    $2,150
State income tax benefit,
  net of federal effect                 (6)      (86)      (32)
Dividends paid deduction            (3,266)   (3,644)   (2,453)
Other                                  (62)     (128)      335
                                    ------    ------    ------
Totals                             ($  121)  ($1,017)   $    -
                                    ======    ======    ======
(b) The components of the net deferred tax liability are as follows (in thousands):
                                                December 31,
                                             -----------------
                                               1996     1995
                                             -------   -------
Deferred tax liabilities:
  Gains on the sales of recreation
    facilities reported on the install-
    ment method for tax purposes             $13,833   $14,106
  Other                                          235       235
                                             -------   -------
Total deferred tax liabilities                14,068    14,341
                                             -------   -------
Deferred tax assets:
  Differences in reporting the
    provision for losses                         903     1,169
  Net operating loss carryforwards
    for tax purposes                           5,899     5,899
  Other                                          225       111
                                             -------   -------
Total deferred tax assets                      7,027     7,179
                                             -------   -------
Net deferred tax liability                   $ 7,041   $ 7,162
                                             =======   =======

(c) As of December 31, 1996, the Company has aggregate net operating loss carryforwards for tax purposes of approximately
$15.7 million, expiring $7.1 million in 2007 and $8.6 million in 2006.



(10)  Major Customers

During 1996, interest income from four borrowers provided 38% (Hilcoast), 17%, 14% and 11% (H. Irwin Levy), respectively, of total revenues. During 1995, interest income from four borrowers provided 38% (Hilcoast), 17%, 14% and 12% (H. Irwin Levy), respectively, of total revenues. During 1994, interest income from four borrowers provided 32% (Hilcoast), 16%, 14% and 11% (H. Irwin
Levy), respectively, of total revenues. See Note 2 regarding concentration of credit risk.



(11)  Financial Instruments with Off-Balance-Sheet Risk

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

At December 31, 1996, financial instruments whose contract amounts represent credit risk consisted of $2.9 million of commitments to extend credit and $575,000 of standby letters of credit. Commitments to extend credit are agreements to lend to a borrower as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or
other termination clauses.   Since commitments may expire without
being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.



(12)  Fair Value of Financial Instruments

The estimated fair values of the Company's financial instruments are as follows:

                                       December 31,
                           -------------------------------------
                                 1996               1995
                           ------------------ ------------------
                           Carrying   Fair    Carrying   Fair
                            Amount    Value    Amount    Value
                           --------  -------- --------  --------
Real estate mortgage notes  $84,808  $104,189  $99,919  $125,063
Cash and cash equivalents     7,564     7,564    7,633     7,633
Short-term investments        6,436     6,436        -         -
CMO's                       (35,064)  (35,894) (37,074)  (39,445)


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



(13)  Subsequent Event

On February 3, 1997, the Company announced that it was engaged in discussions with private parties with respect to several related transactions under which the Company would acquire controlling interests in a number of strip shopping centers. Under the proposed transactions, the Company would issue additional shares and would, together with others, transfer real estate interests to an operating partnership of which a principal of one of the other parties would be the chief executive officer. The Company has entered into an agreement with respect to the sharing of certain due diligence expenses relating to the proposed transactions, which are also subject to the negotiation of agreements, board and shareholder approvals, and other conditions. There is no assurance that the proposed transactions will be consummated.



(14)  Selected Quarterly Financial Data (Unaudited)


Selected quarterly financial data follows (in thousands, except per share data):

                                    Quarter Ended
                      -----------------------------------------
                      Mar. 31,   Jun. 30,   Sept.30,   Dec. 31,

1996

  Revenues             $3,290     $3,311     $3,274     $3,367
  Net income            2,362      2,140      2,189      2,879
  Per common share        .30        .27        .27        .36



1995

  Revenues             $3,321     $3,318     $3,338     $3,448
  Net income            2,037      2,037      2,136      3,164
  Per common share        .26        .26        .27        .40




                         CV REIT, INC. AND SUBSIDIARIES
                  SCHEDULE IV  -  MORTGAGE LOANS ON REAL ESTATE
                                December 31, 1996
                             (dollars in thousands)

                                                                                  Carrying
                                     Final                              Face     amount of
                          Interest   maturity                         amount of   mortgage
Description                 Rate       date      Periodic pmt terms   mortgages     (a)
----------------------    ---------  -------- ---------------------- ---------- ------------

Permanent -
  Recreation Facilities
  Century Village at:
    Boca Raton, FL         13.25%   12/31/11  Level P & I due monthly   $12,533  $11,213
    West Palm Beach, F     13.50%   01/15/12  Level P & I due monthly    18,342   16,410
    Deerfield Beach, FL
     (2nd mortgage)        13.25%   01/15/12  Level P & I due monthly    13,235   11,882
    Deerfield Beach, F      8.84%   03/01/07  Level P & I due monthly     3,485    2,797
    Pembroke Pines, FL    Prime + 3%  (c)              (c)               25,000   25,000
                      (Minimum 9%, Maximum 11%)                                  -------
                                                                                  67,302
                                                                                 -------
Residential Construction
  and Development:
    Condominium project
     in Pembroke Pines       (d)    07/31/98   Interest monthly,         13,000   10,039
                                                principal at maturity
    Recreation facilities
     at Century Village,
     Pembroke Pines, F       10%    07/31/98   Interest quarterly,        5,000    5,000
     (2nd mortgage)                             principal at maturity

Aggregate of mortgage loans
  which individually do not
  do not exceed 3%         8.9% to  Various                                        2,467
                            11.5%   thru 12/98
                                                                                 -------
                                                                                  17,506
                                                                                 -------
                                                                                 $84,808(b)
                                                                                 =======
Note:  All loans are first mortgages except where noted, there are no prior liens and no delinquent principal or interest.

(a) The tax carrying value of the notes is approximately $48 million.
(b) The changes in the carrying amounts are summarized as follows:

                                                       1996     1995     1994
                                                    --------  -------  ---------
  Balance, beginning of period                       $99,919  $92,691  $105,863
    Advances on new mortgage loans                    16,369   23,068    21,469
    Collections of principal                         (25,732) (20,661)  (33,436)
    Reduction of mortgage note in connection
      with purchase of real estate                    (6,248)       -         -
    Mortgage note received in exchange for
      investment security                                  -    5,000         -
    Foreclosures                                           -     (171)     (247)
    Recoveries (charge-offs)                             500       (8)     (958)
                                                    --------  -------  --------
    Balance, end of period                           $84,808  $99,919   $92,691
                                                    ========  =======  ========

(c) Currently requires monthly interest only payments - see Note 2(b) to Consoidated
     Financial Statements regarding future conversion of this loan to an 11%, fixed rate,
     25 year self-amortizing loan.
(d) Ranging from prime plus 3% (minimum 9%, maximum 11%) to 12.5%.


Item 9.   Disagreement on Accounting
          and Financial Disclosure



                                      None








                                    PART III



Information in response to Items 10, 11, 12 and 13 is not included in this Report, since the Registrant anticipates filing a definitive proxy statement for its next annual meeting of stockholders prior to May 1, 1997. Such definitive proxy statement is incorporated by reference herein.




                                     PART IV



Item 14.  Exhibits, Financial Statement Schedules
          and Reports on Form 8-K


(a) (1)   List of Consolidated Financial Statements:

          Report of Independent Certified Public Accountants

          Consolidated Balance Sheets - December 31, 1996 and 1995

          Consolidated Statements of Income  -  Years Ended
               December 31, 1996, 1995 and 1994

          Consolidated Statements of Stockholders' Equity - Years
               Ended December 31, 1996, 1995, and 1994

          Consolidated Statements of Cash Flows - Years Ended
               December 31, 1996, 1995 and 1994

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

   (10)(vi) Indenture for Collateralized Mortgage Obligations, dated as of December 30, 1991 between Recreation Mortgages, Inc. (Issuer) and Bankers Trust Company (Trustee). (Incorporated by reference to Exhibit (10)(xvi) to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1991.)

   (10)(vii) Restated Loan Agreement, dated July 31, 1992, between CV Reit, Inc. and Cenvill Development Corp. and certain subsidiaries and affiliates thereof. (Incorporated by reference to Exhibit
               (10)(xi) to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1992.)

   (10)(viii) Proposal for the Acquisition of Certain Assets, dated June 19, 1992, by and among CV Reit, Inc., Cenvill Development Corp. and certain subsidiaries and affiliates thereof. (Incorporated by reference to Exhibit (10)(xiv) to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1992.)




   (10)(ix) Order granting Motion of Debtor's [sic] for Approval of Sale of Assets dated July 17, 1992. (Incorporated by reference to Exhibit (10)(xv) to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1992.)

   (10)(x) Stock Purchase Agreement, dated as of August 5, 1992, between CV Reit, Inc. and Hilcoast Development Corp. (Incorporated by reference to Exhibit (10)(xvii) to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1992.)

   (10)(xi) Consulting and Advisory Agreement, dated July 31, 1992, between CV Reit, Inc. and Hilcoast Development Corp. (Incorporated by reference to Exhibit (10)(xviii) to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1992.)

   (10)(xii) Loan Agreement, Security Agreement and Collateral Assignment of Loans, Notes, Mortgages and Security Documents with Ohio Savings Bank dated October 26, 1993. (Incorporated by reference to
               Exhibit 10(a) to the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 1993.)

   (10)(xiii) $3.0 million Promissory Note and Side Letter, dated September 30, 1993, between CV Reit, Inc. and NewCen Communities, Inc. (Incorporated by reference to Exhibit (10)(xxi) to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1993.)

   (10)(xiv) First Amendment to Loan Agreement, Security Agreement and Collateral Assignment of Loans, Notes, Mortgages and Security Documents with Ohio Savings Bank dated February 25, 1994. (Incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 1994.)

   (10)(xv) $2.5 million Future Advance Promissory Note, dated September 15, 1994 from NewCen Communities, Inc. (a subsidiary of Hilcoast Development Corp.) to CV Reit, Inc., Notice and Agreement of Future Advance and Side Letters between CV Reit, Inc. and NewCen Communities, Inc. (Incorporated by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 1994.)

   (10)(xvi) Letter, dated February 5, 1995, from Hilcoast Development Corp. to CV Reit, Inc. in connection with $3.0 million Promissory Note. (Incorporated by reference to Exhibit 10(xxiii) to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1994.)

   (10)(xvii) Letter, dated February 6, 1995, from CV Reit, Inc. to NewCen Communities, Inc. in connection with $3.0 million Promissory Note (Incorporated by reference to Exhibit 10(xxiv) to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1994.)

   (10)(xviii) Letter, dated February 5, 1995, from Hilcoast Development Corp.
               to CV Reit, Inc. in connection with $2.5 million Future Advance Promissory Note. (Incorporated by reference to Exhibit 10(xxv) to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1994.)

  (10)(xix) Letter, dated February 6, 1995, from CV Reit, Inc. to NewCen Communities, Inc. in connection with $2.5 million Future Advance Promissory Note. (Incorporated by reference to Exhibit 10(xxvi) to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1994.)

  (10)(xx) Agreement dated February 17, 1995, between CV Reit, Inc., NewCen Communities, Inc. and Hilcoast Development Corp. (Incorporated by reference to Exhibit 10(i) to the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 1995.)

  (10)(xxi) $5.0 million Promissory Note, dated March 31, 1995, from C.V.P. Community Center, Inc. to Hilcoast Development Corp. (Incorporated by reference to Exhibit 10(ii) to the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31 1995.)

  (10)(xxii) Allonge dated March 31, 1995, which assigns the $5.0 million Promissory Note, dated March 31, 1995, from Hilcoast Development Corp. to CV Reit, Inc. (Incorporated by reference to Exhibit 10(iii) to the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 1995.)




  (10)(xxiii) Letter, dated August 11, 1995, from Hilcoast Development Corp. to CV Reit, Inc. in connection with $3.0 million Promissory Note. (Incorporated by reference to Exhibit 10(ii) to the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 1995.)

  (10)(xxiv) Letter, dated August 11, 1995, from CV Reit, Inc. to Hilcoast Development Corp. in connection with $3.0 million Promissory Note. (Incorporated by reference to Exhibit 10(iii) to the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 1995.)

  (10)(xxv) Letter, dated August 11, 1995, from Hilcoast Development Corp. to CV Reit, Inc. in connection with $2.5 million Promissory Note. (Incorporated by reference to Exhibit 10(iv) to the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 1995.)

  (10)(xxvi) Letter, dated August 11, 1995, from CV Reit, Inc. to Hilcoast Development Corp. in connection with $2.5 million Promissory Note. (Incorporated by reference to Exhibit 10(v) to the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 1995.)

  (10)(xxvii) Letter Agreements, dated July 11, 1994 and August 3, 1995, between CV Reit, Inc. and Hilcoast Advisory Services, Inc. extending the Consulting and Advisory Agreement to July 31, 1995 and July 31, 1996, respectively. (Incorporated by reference to Exhibit 10(vi) to the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 1995.)

  (10)(xxviii) Letter  Agreement, dated July 12, 1996, between CV Reit, Inc. and
               Hilcoast Advisory Services, Inc. extending the Consulting and Advisory Agreement to July 31, 1997. (Incorporated by reference to Exhibit 10(i) to the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 1996.)

  (10)(xxix) Second Amendment to Loan Agreement, Security Agreement and Collateral Assignment of Loans, Notes, Mortgages and Security Documents with Ohio Savings Bank dated October 31, 1996.



  (11)         Statement regarding computation of per share earnings.   Omitted;
               computation can be clearly determined from material contained in the report.


  (21)         Subsidiaries of the Company.


  (27)         Financial Data Schedule



(b)       Reports on Form 8-K:

       No reports on Form 8-K were filed during the quarter ended December 31, 1996.








                                   SIGNATURES


Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CV REIT, INC.

                                  /s/  Elaine Kahant
                             By:__________________________________
Dated: February 27, 1997          Elaine Kahant, Vice President
                                     and Treasurer














Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                  /s/ Alvin Wilensky
February 27, 1997              _________________________________
                 Alvin Wilensky, Chairman of the
                               Board of Directors

                                  /s/ Stanley Brenner
February 27, 1997              _________________________________
                               Stanley Brenner, President and
                 Director

                                  /s/ Elaine Kahant
February 27, 1997              _________________________________
                               Elaine Kahant, Vice President,
                               and Treasurer  (Principal
                               Financial Officer and
                               Principal Accounting Officer)

                                  /s/ Mac Gache
February 27, 1997              _________________________________
                               Mac Gache,  Director


                                  /s/ Allyn Levy
February 27, 1997              _________________________________
                               Allyn Levy,  Director


                                  /s/ Alan L. Shulman
February 27, 1997              ________________________________
                               Alan L. Shulman, Director