Form 10-Q
period 1997-03-31
CV REIT INC
filed 1997-04-16
CIK 18934

                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549
                            __________

                            FORM 10-Q
(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

               For the quarter ended March 31, 1997

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

                  CV REIT, INC. AND SUBSIDIARIES






PART I.  Financial Information



Item 1.  Financial Statements

         The consolidated financial statements included herein have been prepared by the registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been consolidated or omitted pursuant to such rules and regulations; however, the registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the registrant's annual report on Form 10-K for the fiscal year ended December 31, 1996.

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

                  CV REIT, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                      (dollars in thousands)



                                              Mar.31,    Dec.31,
               Assets                          1997       1996
               ------                        --------   --------

Real estate mortgage notes:
  Long Term Recreation Notes                 $ 67,134   $ 67,302
  Other                                        17,700     17,506
                                             --------   --------
                                               84,834     84,808
Real estate acquired by foreclosure
  (net of allowance for losses of $2,401)       5,451      5,451
Real estate and investments in real
  estate partnerships, net of
  accumulated depreciation                     13,140     13,243
Cash and cash equivalents (includes
  $902 and $898 restricted)                     6,045      7,564
Short-term investments                          6,436      6,436
Other                                           2,195      1,428
                                             --------   --------
                                             $118,101   $118,930
                                             ========   ========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

Liabilities and other credits:
  Collateralized Mortgage Obligations        $ 34,531   $ 35,064
  Accounts payable, accruals and
    other liabilities                             476        599
  Dividends payable                             2,551      2,552
  Deferred income taxes                         7,041      7,041
                                             --------   --------
      Total liabilities and other credits      44,599     45,256
                                             --------   --------

Stockholders' equity:
  Common stock, $.01 par-shares authorized
    10,000,000; outstanding 7,966,621              80         80
  Additional paid-in capital                   18,490     18,490
  Retained earnings                            54,932     55,104
                                             --------   --------
      Total stockholders' equity               73,502     73,674
                                             --------   --------
                                             $118,101   $118,930
                                             ========   ========



See accompanying notes to consolidated financial statements.

                  CV REIT, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
          (dollars in thousands, except per share data)





                                              Three Months Ended
                                                   March 31,
                                              -------------------
                                                1997        1996
                                              -------     -------
Revenues:
  Interest, substantially from
    mortgage notes                            $ 2,685     $ 3,000
  Rent and income from real estate
    partnerships                                  662         290
                                              -------     -------
                                                3,347       3,290
                                              -------     -------

Expenses:
  Interest                                        774         824
  Operating, general and administrative           333         307
  Depreciation                                    102          40
                                              -------     -------
                                                1,209       1,171
                                              -------     -------

                                                2,138       2,119

Recovery of losses, net                            -          243
                                              -------     -------
Net income                                    $ 2,138     $ 2,362
                                              =======     =======


Net income per common share                     $0.27       $0.30
                                              =======     =======

Dividends declared per common share             $0.29       $0.27
                                              =======     =======

Average common shares outstanding            7,966,621   7,966,621
                                             =========   =========




See accompanying notes to consolidated financial statements.

                  CV REIT, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                          (in thousands)









     Balance at December 31, 1996                 $55,104

     Net income for the three months
       ended March 31, 1997                         2,138

     Dividends declared                            (2,310)
                                                  -------

     Balance at March 31, 1997                    $54,932
                                                  =======


See accompanying notes to consolidated financial statements.

                  CV REIT, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands)



                                                            Three Months Ended
                                                                 March 31,
                                                            -------------------
                                                              1997       1996
                                                            --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                 $2,138     $2,362
  Adjustment to reconcile net income to
    net cash provided by operating activities:
      Depreciation                                              102         40
      Equity in depreciation of real estate partnerships         44         44
      Recovery of losses, net                                    -        (243)
                                                            --------   --------
                                                              2,284      2,203
  Changes in operating assets and liabilities:
    Increase in other assets                                   (767)      (652)
    Increase (decrease) in accounts payable, accruals
      and other liabilities                                    (123)        12
                                                            --------   --------
Net cash provided by operating activities                     1,394      1,563
                                                            --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in real estate mortgage notes                  (5,091)    (3,895)
  Collections on real estate mortgage notes                   5,065      5,203
  Other                                                         (43)       (17)
                                                            --------   --------
Net cash provided by (used in) investing activities             (69)     1,291
                                                            --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of borrowings                                     (533)      (486)
  Cash dividends paid                                        (2,311)    (2,152)
  Increase in restricted cash                                    (4)        (3)
                                                            --------   --------
Net cash used in financing activities                        (2,848)    (2,641)
                                                            --------   --------

Net increase (decrease) in unrestricted cash and
  cash equivalents                                           (1,523)       213

Unrestricted cash and cash equivalents at
  beginning of the period                                     6,666      6,749
                                                            --------   --------
Unrestricted cash and cash equivalents at
  end of the period                                          $5,143     $6,962
                                                            ========   ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                   $  768     $  827
                                                            ========   ========



See accompanying notes to consolidated financial statements.

                  CV REIT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1) Real Estate Mortgage Notes

     (a) Investments in real estate mortgage notes, substantially all of which are collateralized by real estate located in southeast Florida, consist of (in thousands):

                                            Mar. 31,    Dec. 31,
                                              1997        1996
                                            --------    --------
Long Term Recreation Notes (the
  "Recreation Notes") (Note 1(b))           $ 67,134    $ 67,302
Hilcoast Development Corp.
  ("Hilcoast"):  (Note 1(c)):
     Lines of Credit                          10,310      10,039
     Other                                     6,233       6,308
First mortgage notes, maturing through
  1998, with interest ranging from
  8.9% to 11.5%, collateralized
  primarily by real property in Palm
  Beach and Broward Counties, Florida          1,157       1,159
                                            --------    --------
            Totals                          $ 84,834    $ 84,808
                                            ========    ========


     (b) At March 31, 1997, the Recreation Notes consisted of $25 million due from Hilcoast (the "Hilcoast Recreation Note"), collateralized by a first mortgage on certain real estate within the Century Village at Pembroke Pines, Florida adult condominium project (the "Pembroke Century Village"), including the recreation facilities at that project (the "Pembroke Recreation Facilities") and $42.1 million, collateralized by first mortgages on the recreation facilities at the three previously completed Century Village communities.

     The Hilcoast Recreation Note bears interest at prime (8.5% at March 31, 1997 plus 3%, but in any event not less than 9% nor more than 11%, and currently requires monthly interest payments only. Upon the earlier to occur of delivery of the last condominium apartment at the Pembroke Century Village or July 31, 1998, the Hilcoast Recreation Note is scheduled to be converted to an 11%, fixed rate, 25 year, $25 million, self-amortizing loan providing for equal monthly payments of principal and interest. This note may not be prepaid by Hilcoast without a prepayment penalty and will be collateralized by a first mortgage on the Pembroke Recreation Facilities.

     The remaining Recreation Notes principally provide for self-amortizing equal monthly principal and interest payments due through 2012, with interest rates averaging 13%, and contain certain prepayment prohibitions.

     (c)  Hilcoast

     Lines of Credit to Hilcoast consist of revolving construction loan commitments which as of March 31, 1997 aggregated $10.9 million of which $10.3 million was outstanding on that date. The Lines of Credit are collateralized by real estate within the Pembroke Century Village; bear interest, payable monthly, ranging from prime plus 3% (but in any event not less than 9% nor more than 11%) to 12.5%; mature gradually through July 1998; provide for unused commitment fees ranging from .9% to 1.8% per annum; and, require specific release prices, principally based on sales of condominium apartments at the Pembroke Century Village, to be applied as permanent reductions of amounts available under the Lines of Credit.

     Other real estate mortgage notes due from Hilcoast amounted to $6.2 million as of March 31, 1997 and includes $5 million payable July 31, 1998, with interest, payable quarterly, at 10%, collateralized by the Pembroke Recreation Facilities. The remaining mortgage note due from Hilcoast matures in December 1997 and bears interest, payable monthly, at prime plus 3% (but in any event not less than 9% nor more than 11%).

(2) Real Estate Acquired by Foreclosure

    Real estate acquired by foreclosure consists of (in
thousands):
                                             Mar. 31,    Dec. 31,
                                               1997        1996
Commercial:                                  --------    --------
  Broward County, Florida:
    Nine acre commercial site in Dania        $5,000      $5,000
    29 acre commercial site in Miramar         2,595       2,595
                                              ------      ------
          Total commercial                     7,595       7,595

Residential                                      257         257
                                              ------      ------
                                               7,852       7,852

Less allowance for losses                     (2,401)     (2,401)
                                              ------      ------
          Totals                              $5,451      $5,451
                                              ======      ======

(3) Real Estate and Investments in Real Estate Partnerships

     Real estate and investments in real estate partnerships are located in southeast Florida and consist of (in thousands):

                                             Mar. 31,    Dec. 31,
                                               1997        1996
                                             --------    --------

Century Plaza shopping center                $ 7,408     $ 7,402
Days Inn motel                                 4,058       4,058
Administration Building                          962         962
Other                                             81          81
                                             --------    --------
                                              12,509      12,503
Less accumulated depreciation                 (2,527)     (2,425)
                                             --------    --------
                                               9,982      10,078
45%-50% investments in self-storage
  warehouse partnerships                       3,158       3,165
                                             --------    --------
          Totals                             $13,140     $13,243
                                             ========    ========


(4)  Borrowings

     The Collateralized Mortgage Obligations ("CMO's") amounted to $34.5 million at March 31, 1997 (net of unamortized discount of $776,000, based on an effective interest rate of 8.84%), are collateralized by the Recreation Notes, excluding the Hilcoast Recreation Note (Note 1(b)), require quarterly self-amortizing principal and interest payments and mature on March 15, 2007.


(5)  Commitments and Contingencies

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

     (b)  Other

     The Company is subject to various claims and complaints relative to its business activities. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position.


(6)  Consulting and Advisory Agreement with Hilcoast

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


(7)  Recent Development

    On February 3, 1997, the Company announced that it was engaged in discussions with private parties with respect to several related transactions under which the Company would acquire controlling interests in a number of strip shopping centers. Under the proposed transactions, the Company would issue additional shares and, together with others, would transfer real estate interests to an operating partnership of which a principal of one of the other parties would be the chief executive officer. The Company has entered into an agreement with respect to the sharing of certain due diligence expenses relating to the proposed transactions, which are also subject to the negotiation of agreements, board and shareholder approvals, and other conditions. There is no assurance that the proposed transactions will be consummated.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


                      Results of Operations

Funds From Operations

    The Company's Funds From Operations generally consists of net income, excluding recovery of previously recorded losses, plus depreciation of real property (including the Company's share of depreciation in connection with its equity in earnings of unconsolidated partnerships).

    For the quarter ended March 31, 1997, Funds From Operations amounted to $2,284,000 compared to $2,203,000 for the same quarter of 1996.

    The increase in Funds From Operations reflects higher net rental income (rent income less related operating costs) resulting from the acquisition of the Century Plaza shopping center on September 30, 1996, partially offset by the elimination of interest income on income producing assets utilized in the acquisition. Funds From Operations also reflect reductions in administrative expenses, principally personnel costs, professional fees and insurance, partially offset by lower net interest income (interest income less interest expense) resulting from net principal payments received under the Hilcoast mortgage notes, which repayments were generally reinvested in lower yielding short-term investments.


Net Income

    For the quarter ended March 31, 1997, net income was $2,138,000 or $.27 per share compared to $2,362,000 or $.30 per share for the corresponding quarter of 1996.

    The 1996 quarter includes a $243,000 net non-recurring credit, primarily consisting of a recovery of previously recorded losses.

                Liquidity and Capital Resources


    At March 31, 1997, total assets were $118 million, including $84.8 million in real estate mortgage notes. Approximately $67.1 million of the real estate mortgage notes are collateralized by recreation facilities under long-term leases with unit owners at approximately 29,000 apartments at Century Village adult condominium communities at Pembroke Pines, West Palm Beach, Deerfield Beach and Boca Raton, Florida, and generally provide for self-amortizing, equal monthly installment payments through 2028 (the "Recreation Notes" - see Note 1(b) to Consolidated Financial Statements). The operations of these facilities historically have been profitable and, in the Company's opinion, are not likely to be affected by adverse economic conditions.

    The remaining $17.7 million of real estate mortgage notes are collateralized by real estate within residential projects, generally located in southeast Florida, including $16.5 million due from Hilcoast, principally collateralized by first mortgages on certain real estate at the Century Village at Pembroke Pines adult condominium community in Broward County, Florida (the "Pembroke Century Village" - see Note 1(c) to Consolidated Financial Statements). At March 31, 1997, 7,186 units had been sold and delivered at the planned 7,780 unit Pembroke Century Village and the backlog of units under contract for future delivery was 183 units with a sales value of $14.9 million.

    Collections on the Company's real estate mortgage notes may be affected by the future success of the projects which collateralize these notes, which may, in turn, be affected by conditions in the housing market.

    Operating funds are currently generated from interest income, principally on mortgage notes, and rentals from income producing properties. Dividend payments to stockholders, in accordance with the provisions of the Internal Revenue Code, limit the Company from utilizing significant amounts of income-generated funds for investment purposes.

    Since its qualification as a REIT and until 1990, monies received from the repayment of existing mortgage notes and borrowings were generally reinvested in new and existing mortgage notes and other real estate related investments, including loans to developers for the purpose of acquiring, developing or constructing real estate. In more recent years, the Company's only new loan commitments have been in connection with its existing borrowers. The Company has generally reinvested its other available funds in high quality short-term corporate and government securities. The Company expects to pursue this strategy while it continues to evaluate alternative real estate investments. See Note 7 to Consolidated Financial Statements regarding discussions concerning possible acquisition of controlling interests in a number of shopping centers. During the quarter ended March 31, 1997, there were no new loan commitments.

    At March 31, 1997, commitments on outstanding real estate loans consisted of $600,000 under the Hilcoast Lines of Credit. The Company expects to be able to meet these commitments with operating cash flows and existing cash balances. There are currently no material commitments for capital expenditures.

    During the quarter ended March 31, 1997, the Company declared a cash dividend of $.29 per share, aggregating $2.3 million which approximates the Company's Funds From Operations.

    At March 31, 1997, the outstanding balance of the Company's Collateralized Mortgage Obligations (the "CMO's") amounted to $34.5 million (net of unamortized discount of $776,000 based on an effective interest rate of 8.84%). The CMO's are collateralized by $42.1 million of the Recreation Notes and require self-amortizing principal and interest payments through March 2007. During the term of the CMO's, the Company's scheduled annual debt service requirement approximates $5.2 million compared to annual principal and interest payments scheduled to be received under the related mortgage notes receivable of $6.5 million.



                            Inflation


    As of March 31, 1997, the Company had no variable interest rate borrowings; however, the Company's interest-sensitive mortgage notes receivable amounted to $37 million. Of this amount, the interest rate on $34 million is limited to the lower of 11% or prime + 3%. As of March 31, 1997, the interest rate on those notes had reached the 11% ceiling; accordingly, in the event of inflation, even if such inflation is accompanied by rising interest rates, the effect on the Company's results of operations is not expected to be material.

                   PART II.  Other Information



Item 6 - Exhibits and Reports on Form 8-K:


    Exhibits:

    10(i)  Letter, dated February 26, 1997, from Hilcoast
           Development Corp. to CV Reit, Inc. in connection with
           $3 million Promissory Note.

    10(ii) Letter, dated February 26, 1997, from CV Reit, Inc. to
           Hilcoast Development Corp. in connection with $3 million Promissory Note.

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




                                         CV REIT, INC.
                               ________________________________
                                          (Registrant)




                                  /s/ Stanley Brenner
April 16, 1997                 ________________________________
                                  Stanley Brenner, President


                                  /s/ Elaine Kahant
April 16, 1997                 ________________________________
                                Elaine Kahant, Vice President,
                                Treasurer and Principal
                                Financial and Accounting Officer