Form 10-Q
period 1997-06-30
CV REIT INC
filed 1997-08-01
CIK 18934

                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549
                            __________

                            FORM 10-Q
(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

               For the quarter ended June 30, 1997

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

                  CV REIT, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                      (dollars in thousands)



                                              Jun.30,    Dec.31,
               Assets                          1997       1996
               ------                        --------   --------

Real estate mortgage notes:
  Long Term Recreation Notes                 $ 66,874   $ 67,302
  Other                                        16,752     17,506
                                             --------   --------
                                               83,626     84,808
Real estate acquired by foreclosure
  (net of allowance for losses of $2,401)       5,451      5,451
Real estate and investments in real
  estate partnerships, net of
  accumulated depreciation                     13,026     13,243
Cash and cash equivalents (includes
  $905 and $898 restricted)                     7,100      7,564
Short-term investments                          5,879      6,436
Other                                           2,320      1,428
                                             --------   --------
                                             $117,402   $118,930
                                             ========   ========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

Liabilities and other credits:
  Collateralized Mortgage Obligations        $ 33,987   $ 35,064
  Accounts payable, accruals and
    other liabilities                             512        599
  Dividends payable                             2,545      2,552
  Deferred income taxes                         7,041      7,041
                                             --------   --------
      Total liabilities and other credits      44,085     45,256
                                             --------   --------

Stockholders' equity:
  Common stock, $.01 par-shares authorized
    10,000,000; outstanding 7,966,621              80         80
  Additional paid-in capital                   18,490     18,490
  Retained earnings                            54,747     55,104
                                             --------   --------
      Total stockholders' equity               73,317     73,674
                                             --------   --------
                                             $117,402   $118,930
                                             ========   ========

See accompanying notes to consolidated financial statements.

                  CV REIT, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
          (dollars in thousands, except per share data)





                                   Three Months Ended     Six Months Ended
                                       June 30,               June 30,
                                  --------------------  --------------------
                                    1997       1996       1997       1996
                                  ---------  ---------  ---------  ---------
Revenues:
  Interest, substantially
    from mortgage notes           $  2,677   $   2,994  $   5,362  $   5,994
  Rent and income from real
    estate partnerships                635         317      1,297        607
                                  ---------  ---------  ---------  ---------
                                     3,312       3,311      6,659      6,601
                                  ---------  ---------  ---------  ---------

Expenses:
  Interest                              758        805      1,531      1,629
  Operating, general and
    administrative                      326        326        659        633
  Depreciation                          102         40        205         80
                                  ---------  ---------  ---------  ---------
                                      1,186      1,171      2,395      2,342
                                  ---------  ---------  ---------  ---------

                                      2,126      2,140      4,264      4,259

Recovery of losses, net                  -          -          -         243
                                  ---------  ---------  ---------  ---------
Net income                        $   2,126  $   2,140  $   4,264  $   4,502
                                  =========  =========  =========  =========


Net income per common share       $     .27  $     .27  $     .54  $     .57
                                  =========  =========  =========  =========

Dividends declared per
  common share                    $     .29  $     .29  $     .58  $     .56
                                  =========  =========  =========  =========

Average common shares
  outstanding                     7,966,621  7,966,621  7,966,621  7,966,621
                                  =========  =========  =========  =========

See accompanying notes to consolidated financial statements.

                CV REIT, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                          (in thousands)









     Balance at December 31, 1996                 $55,104

     Six months ended June 30, 1997:

       Net income                                   4,264

       Dividends declared                          (4,621)
                                                  -------

     Balance at June 30, 1997                     $54,747
                                                  =======

See accompanying notes to consolidated financial statements.

                  CV REIT, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands)



                                                             Six Months Ended
                                                                  June 30,
                                                            -------------------
                                                              1997       1996
                                                            --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                 $4,264     $4,502
  Adjustment to reconcile net income to
    net cash provided by operating activities:
      Depreciation                                              205         80
      Equity in depreciation of real estate partnerships         87         88
      Recovery of losses, net                                    -        (243)
                                                            --------   --------
                                                              4,556      4,427
  Changes in operating assets and liabilities:
    Increase in other assets                                   (533)      (517)
    Increase (decrease) in accounts payable, accruals
      and other liabilities                                     (87)         3
                                                            --------   --------
Net cash provided by operating activities                     3,936      3,913
                                                            --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Fundings of real estate  mortgage notes                    (9,009)    (8,975)
  Collections on real estate mortgage notes                  10,191     12,331
  Purchase of short-term investments                         (5,879)        -
  Maturity of short-term investments                          6,436         -
  Costs associated with proposed acquisition                   (359)       (26)
  Other                                                         (75)        42
                                                            --------   --------
Net cash provided by investing activities                     1,305      3,372
                                                            --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of borrowings                                   (1,077)      (983)
  Cash dividends paid                                        (4,628)    (4,305)
  Increase in restricted cash                                    (7)        (7)
                                                            --------   --------
Net cash used in financing activities                        (5,712)    (5,295)
                                                            --------   --------

Net increase (decrease) in unrestricted cash and
  cash equivalents                                             (471)     1,990

Unrestricted cash and cash equivalents at
  beginning of the period                                     6,666      6,749
                                                            --------   --------
Unrestricted cash and cash equivalents at
  end of the period                                          $6,195     $8,739
                                                            ========   ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                   $1,524     $1,618
                                                            ========   ========

See accompanying notes to consolidated financial statements.

                  CV REIT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1) Real Estate Mortgage Notes

     (a) Real estate mortgage notes, substantially all of which are collateralized by real estate located in southeast Florida, consist of (in thousands):

                                            Jun. 30,    Dec. 31,
                                              1997        1996
                                            --------    --------
Long Term Recreation Notes (the
  "Recreation Notes") (Note 1(b))           $ 66,874    $ 67,302
Hilcoast Development Corp.
  ("Hilcoast"):  (Note 1(c)):
     Lines of Credit                           9,667      10,039
     Other                                     6,179       6,308
First mortgage notes, maturing through
  1998, with interest rates ranging
  from 8.9% to 11.5%                             906       1,159
                                            --------    --------
            Totals                          $ 83,626    $ 84,808
                                            ========    ========


     (b) At June 30, 1997, the Recreation Notes consisted of $25 million due from Hilcoast (the "Hilcoast Recreation Note"), collateralized by a first mortgage on certain real estate within the Century Village at Pembroke Pines, Florida adult condominium project (the "Pembroke Century Village"), including the recreation facilities at that project (the "Pembroke Recreation Facilities") and $41.9 million, collateralized by first mortgages on the recreation facilities at the three previously completed Century Village communities in southeast Florida.

     The Hilcoast Recreation Note bears interest at prime (8.5% at June 30, 1997) plus 3%, but in any event not less than 9% nor more than 11%, and currently requires monthly interest payments only. Upon the earlier to occur of delivery of the last condominium apartment at the Pembroke Century Village or July 31, 1998, the Hilcoast Recreation Note is scheduled to be converted to an 11%, fixed rate, 25 year, $25 million, self-amortizing loan providing for equal monthly payments of principal and interest. This note may not be prepaid by Hilcoast without a prepayment penalty and will be collateralized by a first mortgage on the Pembroke Recreation Facilities.

     The remaining Recreation Notes principally provide for self-amortizing equal monthly principal and interest payments due through 2012, with interest rates averaging 13%, and contain certain prepayment prohibitions.

     (c)  Hilcoast

     Lines of Credit to Hilcoast consist of revolving construction loan commitments which as of June 30, 1997, aggregated $10.3 million. $7.5 million of the Lines of Credit matures on July 31, 1998 and bears interest, payable monthly, at prime plus 3%, but in any event not less than 9% nor more than 11%. The remaining $2.8 million matures on November 30, 1997 and bears interest, payable monthly, at prime plus 3%, but in any event not less than 11%. The Lines of Credit also provide for unused commitment fees amounting to .9% per annum and require specific release prices, principally based on sales of condominium apartments at the Pembroke Century Village, to be applied as permanent reductions of amounts available under the Lines of Credit.

     Other real estate mortgage notes due from Hilcoast amounted to $6.2 million as of June 30, 1997 and includes $5 million payable July 31, 1998, with interest, payable quarterly, at 10%, collateralized by the Pembroke Recreation Facilities. The remaining mortgage note due from Hilcoast matures in December 1997 and bears interest, payable monthly, at prime plus 3% (but in any event not less than 9% nor more than 11%).


(2) Real Estate Acquired by Foreclosure

    Real estate acquired by foreclosure consists of (in
thousands):
                                             Jun. 30,    Dec. 31,
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
                                              ======      ======

(3) Real Estate and Investments in Real Estate Partnerships

     Real estate and investments in real estate partnerships are located in southeast Florida and consist of (in thousands):

                                             Jun. 30,    Dec. 31,
                                               1997        1996
                                             --------    --------

Century Plaza shopping center                $ 7,411     $ 7,402
Days Inn motel                                 4,058       4,058
Administration Building                          962         962
Other                                             81          81
                                             --------    --------
                                              12,512      12,503
Less accumulated depreciation                 (2,630)     (2,425)
                                             --------    --------
                                               9,882      10,078
45%-50% investments in self-storage
  warehouse partnerships                       3,144       3,165
                                             --------    --------
          Totals                             $13,026     $13,243
                                             ========    ========


(4)  Collateralized Mortgage Obligations ("CMO's")

     The CMO's amounted to $34 million at June 30, 1997 (net of unamortized discount of $743,000, based on an effective interest rate of 8.84%), are collateralized by the Recreation Notes, excluding the Hilcoast Recreation Note (Note 1(b)), require quarterly self-amortizing principal and interest payments and mature on March 15, 2007.


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



(6)  Consulting and Advisory Agreement with Hilcoast

    Hilcoast provides certain investment advisory, consulting and administrative services to the Company, excluding matters related to Hilcoast's loans from the Company, under a consulting and advisory agreement which expires in December 31, 1997, as extended. The agreement provides for the payment of $10,000 per month to Hilcoast, plus reimbursement for reasonable out of pocket expenses and may be terminated by Hilcoast upon 180 days notice and by the Company upon 30 days notice.


(7)  Proposed Acquisition

    The Company is engaged in negotiations with respect to a proposed transaction which, if consummated, would result in the Company acquiring controlling interests in a number of strip shopping centers and a commercial real estate management company. The proposed transaction contemplates the formation of a limited partnership with the Company as the general partner. The Company will issue additional shares or the limited partnership will issue partnership units in exchange for interests in the real estate. The principal of the acquired management company will be responsible for management of the properties. Consummation of the proposed transaction is subject to the negotiation of final agreements, board and shareholder approvals, and other conditions. There is no assurance that the proposed transaction will be consummated.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


                      Results of Operations


Net Income

    For the second quarter ended June 30, 1997, net income was $2,126,000 or $.27 per share compared to $2,140,000 or $.27 per share for the corresponding quarter in 1996.

    Net income for the six months ended June 30, 1997 was $4,264,000 or $.54 per share compared to $4,502,000 or $.57 per share for the same period of 1996.

    Interest income decreased $317,000 and $632,000 for the three and six months, respectively, partially attributable to an approximately $7 million and $6 million reduction in the average balance of the Hilcoast mortgage notes receivable. The average interest rate on the mortgage notes repaid approximated 12.25% and the repayments were generally reinvested in lower yielding short-term investments (averaging approximately 5.25%). Interest income also decreased due to the elimination of certain income producing assets utilized in the acquisition of the Century Plaza shopping center on September 30, 1996, which decrease was more than offset by higher net rental income (rent income less operating costs) from Century Plaza as discussed below.

    Rent income increased $318,000 and $690,000 for the three and six month periods, respectively, mainly due to the acquisition of Century Plaza.

    Interest expense decreased during 1997 due to scheduled principal repayments of the Collateralized Mortgage Obligations, the Company's only outstanding debt.

    Although operating, general and administrative expenses for the 1997 periods did not fluctuate significantly as compared to the corresponding 1996 periods, there were additional operating expenses of $95,000 and $206,000 during the current three and six month periods, respectively, associated with Century Plaza. These increases were offset by reductions in general and administrative expenses, principally personnel costs and professional fees.

    The current year's net income reflects additional depreciation expense of $62,000 for the three month period and $125,000 for the six month period from Century Plaza.

    Net income for the six months ended June 30, 1996 includes a $243,000 net non-recurring credit, primarily consisting of a recovery of previously recorded losses.


Funds From Operations

    Funds From Operations ("FFO") consists of net income (computed in accordance with generally accepted accounting principles) before recovery of previously recorded losses and depreciation of real property (including the Company's share of depreciation in connection with its equity earnings in unconsolidated partnerships). The Company believes that FFO is an appropriate measure of operating performance because real estate depreciation charges are not meaningful in evaluating the operating results of the Company's properties and certain non-recurring items, such as the recovery of previously recorded losses, are not relevant to ongoing operations. However, FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and should not be considered as an alternative to either net income as a measure of the Company's operating performance or to cash flows from operating activities as an indicator of liquidity or cash available to fund all cash flow needs. In addition, since other REITs may not calculate FFO in the same manner, FFO presented herein may not be comparable to that reported by other REITs.

    For the quarter ended June 30, 1997, FFO amounted to $2,272,000 compared to $2,224,000 for the same quarter of 1996.

    For the six months ended June 30, 1997, FFO was $4,556,000 compared to $4,427,000 for the same period of 1996.


                 Liquidity and Capital Resources

    At June 30, 1997, total assets were $117.4 million, including $83.6 million in real estate mortgage notes. Approximately $66.9 million of the real estate mortgage notes are collateralized by recreation facilities under long-term leases with unit owners at approximately 29,300 apartments at Century Village adult condominium communities at Pembroke Pines, West Palm Beach, Deerfield Beach and Boca Raton, Florida, and generally provide for self-amortizing, equal monthly installment payments through 2028 (the "Recreation Notes" - see Note 1(b) to Consolidated Financial Statements). The operations of these facilities historically have been profitable and, in the Company's opinion, are not likely to be affected by adverse economic conditions.

    The remaining $16.7 million of real estate mortgage notes are collateralized by real estate within residential projects, generally located in southeast Florida, including $15.8 million due from Hilcoast, principally collateralized by first mortgages on certain real estate at the Century Village at Pembroke Pines adult condominium community in Broward County, Florida (the "Pembroke Century Village" - see Note 1(c) to Consolidated Financial Statements).

  At June 30, 1997, 7,279 units had been sold and delivered at the planned 7,780 unit Pembroke Century Village and the backlog of units under contract for future delivery was 177 units with a sales value of $15.3 million.

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

    Since its qualification as a REIT and until 1990, monies received from the repayment of existing mortgage notes and borrowings were generally reinvested in new and existing mortgage notes and other real estate related investments. In more recent years, the Company's only new loan commitments have been in connection with its existing borrowers. The Company has generally reinvested its other available funds in high quality short-term corporate and government securities. The Company expects to pursue this strategy while it continues to evaluate alternative real estate investments. See Note 7 to Consolidated Financial Statements regarding a proposed acquisition of controlling interests in a number of shopping centers. During the quarter ended June 30, 1997, there were no new loan commitments and at June 30, 1997, commitments on outstanding real estate loans and capital expenditures were insignificant.

    During the six months ended June 30, 1997, the Company declared cash dividends of $.58 per share, aggregating $4.6 million which approximates the Company's FFO.

    At June 30, 1997, the outstanding balance of the CMO's amounted to $34 million (net of unamortized discount of $743,000 based on an effective interest rate of 8.84%). The CMO's are collateralized by $41.9 million of the Recreation Notes and require self-amortizing principal and interest payments through March 2007. During the term of the CMO's, the Company's scheduled annual debt service requirement approximates $5.2 million compared to annual principal and interest payments scheduled to be received under the related Recreation Notes of $6.5 million.



                            Inflation


    As of June 30, 1997, the Company had no variable interest rate borrowings; however, the Company's interest-sensitive mortgage notes receivable amounted to $36 million. Of this amount, the interest rate on $34 million is limited to the lower of 11% or prime + 3%. As of June 30, 1997, the interest rate on those notes had reached the 11% ceiling; accordingly, in the event of inflation, even if such inflation is accompanied by rising interest rates, the effect on the Company's results of operations is not expected to be material.

                   PART II.  Other Information





Item 6 - Exhibits and Reports on Form 8-K:


    Exhibits:

       10(i)  Letter agreement, dated June 10, 1997, between CV
              Reit, Inc. and Hilcoast Advisory Services, Inc.
              extending the Consulting and Advisory Agreement to December 31, 1997.

       27     Financial Data Schedule





    Reports on Form 8-K:


         On April 28, 1997, the registrant filed Form 8-K to report on a press release announcing an agreement to acquire shopping centers.

                            SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         CV REIT, INC.
                               ________________________________
                                          (Registrant)




                                  /s/ Stanley Brenner
August  1, 1997                ________________________________
                                  Stanley Brenner, President


                                  /s/ Elaine Hauff
August  1, 1997                ________________________________
                                Elaine Hauff,  Vice President,
                                Treasurer and Principal
                                Financial and Accounting Officer