Form 10-Q
period 1997-09-30
CV REIT INC
filed 1997-11-13
CIK 18934

                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549
                            __________

                            FORM 10-Q
(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

             For the quarter ended September 30, 1997

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

                  CV REIT, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                      (dollars in thousands)



                                             Sept.30,    Dec.31,
               Assets                          1997       1996
               ------                        --------   --------

Real estate mortgage notes:
  Long Term Recreation Notes                 $ 66,606   $ 67,302
  Other                                        13,135     17,506
                                             --------   --------
                                               79,741     84,808
Real estate acquired by foreclosure
  (net of allowance for losses of $2,401)       5,451      5,451
Real estate and investments in real
  estate partnerships, net of
  accumulated depreciation                     13,006     13,243
Cash and cash equivalents (includes
  $909 and $898 restricted)                     7,957      7,564
Short-term investments                          7,943      6,436
Other                                           2,725      1,428
                                             --------   --------
                                             $116,823   $118,930
                                             ========   ========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

Liabilities and other credits:
  Collateralized Mortgage Obligations        $ 33,431   $ 35,064
  Accounts payable, accruals and
    other liabilities                             562        599
  Dividends payable                             2,587      2,552
  Deferred income taxes                         7,041      7,041
                                             --------   --------
      Total liabilities and other credits      43,621     45,256
                                             --------   --------

Stockholders' equity:
  Common stock, $.01 par-shares authorized
    10,000,000; outstanding 7,966,621              80         80
  Additional paid-in capital                   18,490     18,490
  Retained earnings                            54,632     55,104
                                             --------   --------
      Total stockholders' equity               73,202     73,674
                                             --------   --------
                                             $116,823   $118,930
                                             ========   ========



See accompanying notes to consolidated financial statements.

                  CV REIT, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
          (dollars in thousands, except per share data)





                                   Three Months Ended    Nine Months Ended
                                      September 30,        September 30,
                                  --------------------  --------------------
                                    1997       1996       1997       1996
                                  ---------  ---------  ---------  ---------

Revenues:
  Interest, substantially
    from mortgage notes           $   2,650  $   2,954  $   8,012  $   8,948
  Rent and income from real
    estate partnerships                 665        320      1,963        927
                                  ---------  ---------  ---------  ---------
                                      3,315      3,274      9,975      9,875
                                  ---------  ---------  ---------  ---------

Expenses:
  Interest                              755        803      2,286      2,432
  Operating, general and
    administrative                      332        242        992        874
  Depreciation                           33         40        238        121
                                  ---------  ---------  ---------  ---------
                                      1,120      1,085      3,516      3,427
                                  ---------  ---------  ---------  ---------
                                      2,195      2,189      6,459      6,448

Recovery of losses, net                  -          -          -         243
                                  ---------  ---------  ---------  ---------
Net income                        $   2,195  $   2,189  $   6,459  $   6,691
                                  =========  =========  =========  =========


Net income per common share       $     .28  $     .27  $     .81  $     .84
                                  =========  =========  =========  =========

Dividends declared per
  common share                    $     .29  $     .29  $     .87  $     .85
                                  =========  =========  =========  =========

Average common shares
  outstanding                     7,966,621  7,966,621  7,966,621  7,966,621
                                  =========  =========  =========  =========




See accompanying notes to consolidated financial statements.

                  CV REIT, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                          (in thousands)









     Balance at December 31, 1996                 $55,104

     Nine months ended September 30, 1997:

       Net income                                   6,459

       Dividends declared                          (6,931)
                                                  -------

     Balance at September 30, 1997                $54,632
                                                  =======



See accompanying notes to consolidated financial statements.

                 CV REIT, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands)

                                                             Nine Months Ended
                                                               September 30,
                                                            -------------------
                                                              1997       1996
                                                            --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                $  6,459   $  6,691
  Adjustment to reconcile net income to
    net cash provided by operating activities:
      Depreciation                                               238        121
      Equity in depreciation of real estate partnerships         131        131
      Recovery of losses, net                                     -        (243)
                                                            --------   --------
                                                               6,828      6,700
  Changes in operating assets and liabilities:
    Increase in other assets                                    (498)      (459)
    (Decrease) increase in accounts payable, accruals
      and other liabilities                                      (37)       259
                                                            --------   --------
Net cash provided by operating activities                      6,293      6,500
                                                            --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Fundings of real estate  mortgage notes                    (12,397)   (12,154)
  Collections on real estate mortgage notes                   17,464     19,273
  Purchase of short-term investments                          (8,679)        -
  Maturity of short-term investments                           7,172         -
  Costs associated with proposed acquisition                    (799)        -
  Purchase of real estate                                         -      (1,151)
  Other                                                         (132)      (102)
                                                            --------   --------
Net cash provided by investing activities                      2,629      5,866
                                                            --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of borrowings                                    (1,633)    (1,491)
  Cash dividends paid                                         (6,896)    (6,616)
  Increase in restricted cash                                    (11)       (10)
                                                            --------   --------
Net cash used in financing activities                         (8,540)    (8,117)
                                                            --------   --------

Net increase in unrestricted cash and
  cash equivalents                                               382      4,249

Unrestricted cash and cash equivalents at
  beginning of the period                                      6,666      6,749
                                                            --------   --------
Unrestricted cash and cash equivalents at
  end of the period                                         $  7,048   $ 10,998
                                                            ========   ========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                  $  2,269   $  2,446
                                                            ========   ========
Supplemental schedule of non-cash investing
  and financing activities:
    Reduction of mortgage notes receivable in
      connection with purchase of real estate               $     -    $  6,248
                                                            ========   ========
See accompanying notes to consolidated financial statements.

                  CV REIT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1) Real Estate Mortgage Notes

     (a) Real estate mortgage notes, substantially all of which are collateralized by real estate located in southeast Florida, consist of (in thousands):

                                            Sept.30,    Dec. 31,
                                              1997        1996
                                            --------    --------
Long Term Recreation Notes (the
  "Recreation Notes") (Note 1(b))           $ 66,606    $ 67,302
Hilcoast Development Corp.
  ("Hilcoast"):  (Note 1(c)):
     Lines of Credit                           6,740      10,039
     Other                                     6,089       6,308
Other                                            306       1,159
                                            --------    --------
            Totals                          $ 79,741    $ 84,808
                                            ========    ========


     (b) At September 30, 1997, the Recreation Notes consisted of $25 million due from Hilcoast (the "Hilcoast Recreation Note"), collateralized by a first mortgage on certain real estate within the Century Village at Pembroke Pines, Florida active adult condominium project (the "Pembroke Century Village"), including the recreation facilities at that project (the "Pembroke Recreation Facilities") and $41.6 million, collateralized by first mortgages on the recreation facilities at the three previously completed Century Village communities in southeast Florida.

     The Hilcoast Recreation Note bears interest at prime (8.5% at September 30, 1997) plus 3%, but in any event not less than 9% nor more than 11%, and currently requires monthly interest payments only. Upon the earlier to occur of delivery of the last condominium apartment at the Pembroke Century Village or July 31, 1998, the Hilcoast Recreation Note is scheduled to be converted to an 11%, fixed rate, 25 year, $25 million, self-amortizing loan providing for equal monthly payments of principal and interest. This note may not be prepaid by Hilcoast without a prepayment penalty and will be collateralized by a first mortgage on the Pembroke Recreation Facilities.

8
     The remaining Recreation Notes principally provide for self-amortizing equal monthly principal and interest payments due through 2012, with interest rates averaging 13%, and contain certain prepayment prohibitions.

     (c)  Hilcoast

     Lines of Credit to Hilcoast consist of revolving construction loan commitments which as of September 30, 1997, aggregated $9.6 million. $7.5 million of the Lines of Credit matures on July 31, 1998 and bears interest, payable monthly, at prime plus 3%, but in any event not less than 9% nor more than 11%. The remaining $2.1 million matures on November 30, 1997 and bears interest, payable monthly, at prime plus 3%, but in any event not less than 11%. The Lines of Credit also provide for unused commitment fees generally equal to 1.8% per annum and require specific release prices, principally based on sales of condominium apartments at the Pembroke Century Village, to be applied as permanent reductions of amounts available under the Lines of Credit.

     Other real estate mortgage notes due from Hilcoast amounted to $6.1 million as of September 30, 1997 and included $5 million payable July 31, 1998, with interest, payable quarterly, at 10%, collateralized by the Pembroke Recreation Facilities. The remaining mortgage note due from Hilcoast matures in December 1997 and bears interest, payable monthly, at prime plus 3% (but in any event not less than 9% nor more than 11%).


(2) Real Estate Acquired by Foreclosure

    Real estate acquired by foreclosure consists of (in
thousands):
                                             Sept.30,    Dec. 31,
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
                                              ======      ======

(3) Real Estate and Investments in Real Estate Partnerships

     Real estate and investments in real estate partnerships are located in southeast Florida and consist of (in thousands):

                                             Sept.30,    Dec. 31,
                                               1997        1996
                                             --------    --------
Century Plaza shopping center                $ 7,422     $ 7,402
Days Inn motel                                 4,058       4,058
Administration Building                          962         962
Other                                             80          81
                                             --------    --------
                                              12,522      12,503
Less accumulated depreciation                 (2,663)     (2,425)
                                             --------    --------
                                               9,859      10,078
45%-50% investments in self-storage
  warehouse partnerships                       3,147       3,165
                                             --------    --------
          Totals                             $13,006     $13,243
                                             ========    ========



(4)  Collateralized Mortgage Obligations ("CMO's")

     The CMO's amounted to $33.4 million at September 30, 1997 (net of unamortized discount of $710,000, based on an effective interest rate of 8.84%), are collateralized by the Recreation Notes, excluding the Hilcoast Recreation Note (Note 1(b)), require quarterly self-amortizing principal and interest payments and mature on March 15, 2007.


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



(6)  Consulting and Advisory Agreement with Hilcoast

    Hilcoast provides certain investment advisory, consulting and administrative services to the Company, excluding matters related to Hilcoast's loans from the Company, under a consulting and advisory agreement which expires in December 31, 1997, as extended. If the proposed acquisition of certain commercial properties (Note
7) is consummated, the advisory agreement will be extended to June 30, 1999. The agreement provides for the payment of $10,000 per month to Hilcoast, plus reimbursement for reasonable out of pocket expenses and may be terminated by Hilcoast upon 180 days notice and by the Company upon 30 days notice.


(7)  Proposed Acquisition

    On September 19, 1997, the Company entered into an agreement for the acquisition of a commercial real estate management company and up to nine shopping centers and an office building , located in the middle Atlantic region, containing an aggregate of approximately 644,000 square feet with an assigned gross asset value of approximately $57 million. The agreement, which resulted from the previously reported negotiations, contemplates issuance to the sellers of approximately 1.8 million units, subject to adjustment, by a newly formed operating partnership (in which a wholly-owned subsidiary (the "Subsidiary") of the Company will be the general partner and own at least 81%). The operating partnership is expected to assume approximately $33 million of mortgage indebtedness and pay approximately $2.4 million in cash (excluding transaction costs). Louis Meshon, Sr., who has over 25 years of experience in management of commercial properties and is the chief executive officer of the management company, is expected to become the chief operating officer of the Subsidiary and chief executive officer of the Company. The agreement has been approved by the Company's Board of Directors and is subject to shareholder approval and various other conditions. The closing is scheduled to take place in December 1997. However, there is no assurance that the proposed acquisition will be consummated.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


                      Results of Operations

Net Income

    For the third quarter ended September 30, 1997, net income was $2,195,000 or $.28 per share compared to $2,189,000 or $.27 per share for the corresponding quarter in 1996.

    Net income for the nine months ended September 30, 1997 was $6,459,000 or $.81 per share compared to $6,691,000 or $.84 per share for the same period of 1996.

    Interest income decreased by $304,000 and $936,000 for the three and nine months, respectively, partially attributable to an approximately $5 million and $6 million reduction in the average balance of the Hilcoast mortgage notes receivable. The average interest rate on the mortgage notes repaid approximated 12.25% and the repayments were generally reinvested in lower yielding short-term investments (averaging approximately 5.60%). Interest income also decreased due to the elimination of certain income producing assets utilized in the acquisition of the Century Plaza shopping center on September 30, 1996, which decrease was more than offset by higher net rental income (rent income less operating costs) from Century Plaza as discussed below.

    Rent income increased $345,000 and $1,036,000 for the three and nine month periods, respectively, mainly due to the acquisition of Century Plaza.

    Interest expense decreased during 1997 due to scheduled principal repayments of the CMO's, the Company's only outstanding debt.

    Operating, general and administrative expenses increased $90,000 and $118,000 for the three and nine months, respectively, principally due to additional operating expenses of $108,000 and $314,000 associated with Century Plaza. These increases were offset by reductions in general and administrative expenses, principally personnel costs and professional fees.

    Net income for the nine months ended September 30, 1997 reflects additional depreciation expense of $117,000 from Century
Plaza.

    Net income for the nine months ended September 30, 1996 includes a $243,000 net non-recurring credit, primarily consisting of a recovery of previously recorded losses.


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

    For the quarter ended September 30, 1997, FFO amounted to $2,272,000 compared to $2,273,000 for the same quarter of 1996.

    For the nine months ended September 30, 1997, FFO was $6,828,000 compared to $6,700,000 for the same period of 1996.

                 Liquidity and Capital Resources


    Net cash provided by operating activities amounted to $6,293,000 and $6,500,000 for the nine months ended September 30, 1997 and 1996, respectively. These amounts consisted of net income (excluding depreciation and other non-cash items), amounting to $6,828,000 and $6,700,000, respectively, less increases in net operating assets.

    Net cash provided by investing activities aggregated
$2,629,000 and $5,866,000 during the nine months ended September
30, 1997 and 1996, respectively, and included $5,067,000 and $7,119,000, respectively, of net collections on real estate mortgage notes, partially offset by a $1,507,000 reduction in short-term investments in 1997 and $1,151,000 cash used to purchase Century Plaza in 1996.

    Net cash used in financing activities amounted to $8,540,000 and $8,117,000 during the nine months ended September 30, 1997 and 1996, respectively, consisting of dividends of $6,896,000 and $6,616,000, respectively, and repayments on the Company's CMO's of $1,633,000 and $1,491,000, respectively.

    At September 30, 1997, total assets were $116.8 million, including $79.7 million in real estate mortgage notes. Approximately $66.6 million of the real estate mortgage notes are collateralized by recreation facilities under long-term leases with unit owners at approximately 29,400 apartments at Century Village adult condominium communities at Pembroke Pines, West Palm Beach, Deerfield Beach and Boca Raton, Florida, and generally provide for self-amortizing, equal monthly installment payments through 2028 (the "Recreation Notes" - see Note 1(b) to Consolidated Financial Statements). The operations of these facilities historically have been profitable and, in the Company's opinion, are not likely to be affected by adverse economic conditions.

    The remaining $13.1 million of real estate mortgage notes include $12.8 million due from Hilcoast, principally collateralized by first mortgages on certain real estate at the Century Village at Pembroke Pines adult condominium community in Broward County, Florida (the "Pembroke Century Village" - see Note 1(c) to Consolidated Financial Statements). Collections on these mortgage notes may be affected by the future success of the Pembroke Century Village which may, in turn, be affected by conditions in the
housing market.   At September 30, 1997, 7,378 units had been sold
and delivered at the planned 7,780 unit Pembroke Century Village and the backlog of units under contract for future delivery was 157 units with a sales value of $13.7 million.

    Operating funds are currently generated from interest income, principally on mortgage notes, and rentals from income producing properties. Dividend payments to stockholders, in accordance with the provisions of the Internal Revenue Code, limit the Company from utilizing significant amounts of income-generated funds for investment purposes.

    Since its qualification as a REIT and until 1990, monies received from the repayment of existing mortgage notes and borrowings were generally reinvested in new and existing mortgage notes and other real estate related investments. In more recent years, the Company's only new loan commitments have been in connection with its existing borrowers. The Company has generally reinvested its other available funds in high quality short-term corporate and government securities. The Company expects to pursue this strategy while it continues to evaluate alternative real estate investments. See Note 7 to Consolidated Financial Statements regarding a proposed acquisition of ten commercial properties. During the quarter ended September 30, 1997, there were no new loan commitments and at September 30, 1997, commitments on outstanding real estate loans and capital expenditures were insignificant.

    During the nine months ended September 30, 1997, the Company declared cash dividends of $.87 per share, aggregating $6.9 million which approximated the Company's FFO during that period.

    At September 30, 1997, the outstanding balance of the CMO's amounted to $33.4 million (net of unamortized discount of $710,000 based on an effective interest rate of 8.84%). The CMO's are collateralized by $41.6 million of the Recreation Notes and require self-amortizing principal and interest payments through March 2007. During the term of the CMO's, the Company's scheduled annual debt service requirement approximates $5.2 million compared to annual principal and interest payments scheduled to be received under the related Recreation Notes of $6.5 million.


                            Inflation

    As of September 30, 1997, the Company had no variable interest rate borrowings; however, the Company's interest-sensitive mortgage notes receivable amounted to $33 million, with interest at prime + 3%, but in any event not less than 9% nor more than 11%. As of September 30, 1997, the interest rate on those notes had reached the 11% ceiling; accordingly, in the event of inflation, even if such inflation is accompanied by rising interest rates, the effect on the Company's results of operations is not expected to be material.

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


                                         CV REIT, INC.
                               ________________________________
                                          (Registrant)


                                   /s/ Stanley Brenner
November 13, 1997              ________________________________
                                  Stanley Brenner, President


                                   /s/ Elaine Hauff
November 13, 1997              ________________________________
                                Elaine Hauff,  Vice President,
                                Treasurer and Principal
                                Financial and Accounting Officer