Form 10-K
period 1997-12-31
CV REIT INC
filed 1998-03-27
CIK 18934

                SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                          -------------
                            FORM 10-K

(Mark One)
  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934  [NO FEE REQUIRED]

For the fiscal year ended  December 31, 1997

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


     Common Stock, par value $.01 per share ("Common Stock"), was the only class of voting stock of the Registrant outstanding on December 31, 1997. Based on the last sale price of the Common Stock on the New York Stock Exchange as reported by the consolidated transaction reporting system on February 28, 1998 ($14.375), the aggregate market value of the 6,456,285 shares of the Common Stock held by persons other than officers, directors and persons known to the Registrant to be the beneficial owner (as that term is defined under the rules of the Securities and Exchange Commission) of more than five percent of the Common Stock on that date was approximately $93 million. By the foregoing statements, the Registrant does not intend to imply that any of these officers, directors or beneficial owners are affiliates of the Registrant or that the aggregate market value, as computed pursuant to rules of the Securities and Exchange Commission, is in any way indicative of the amount which could be obtained for such shares of Common Stock.




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

                    Yes ___   No ___



            (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

       7,966,621 shares of Common Stock, par value $.01 per share, were outstanding as of February 28, 1998.


               DOCUMENTS INCORPORATED BY REFERENCE

           Definitive Proxy Statement of CV Reit, Inc.
           for the 1998 Annual Meeting of Stockholders
                    (incorporated in Part III)

                              PART I


Item 1.   Business


Background

CV Reit, Inc. ("CV Reit" or "Registrant"), together with its subsidiaries, has operated as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code since January 1, 1982. A company which qualifies as a REIT may, if it distributes at least 95% of its ordinary taxable income for a taxable year, deduct dividends paid to stockholders with respect to such taxable year from taxable income. CV Reit intends to operate in such a manner that it will continue to qualify as a REIT. In any year in which it so qualifies, CV Reit itself will not be taxed under the Code on income distributed to its stockholders attributable to that year.

After its qualification as a REIT in 1982, CV Reit's operating strategy consisted of investing in real estate mortgage notes receivable, including loans to developers for the purpose of acquiring, developing or constructing real estate. Due to economic conditions in the real estate market and the economy in general, in 1990 CV Reit decided to limit new loan commitments to its existing borrowers. As a result, monies received from the repayment of existing mortgage notes receivable and the sale of real estate were generally utilized to reduce CV Reit's outstanding borrowings or to fund a limited amount of new mortgage loan commitments. By the beginning of 1994, the Company had repaid all of its outstanding borrowings (other than its long-term Collateralized Mortgage Obligations - "CMO's") and had significantly reduced its mortgage loan commitments.

While CV Reit evaluated alternative real estate investments, its available funds were principally reinvested in high quality short-term corporate or government securities, which generally yielded an average of 5 percent to 6 percent, as compared to an average of approximately 12 percent earned on the mortgage notes receivable which were being repaid. Consequently, CV Reit concluded that it was appropriate to seek to acquire a portfolio of higher yielding real estate investments along with proven and experienced personnel to manage and enhance such a portfolio.

On April 28, 1997, CV Reit announced that it had entered into a preliminary contract to acquire a number of shopping centers and an interest in Drexel Realty, Inc. ("Drexel"), a real estate management and leasing company, subject to due diligence and stockholder approval. Subsequently, certain of the parties entered into a definitive agreement (the "Master Agreement"), dated as of

September 19, 1997. The Master Agreement and certain matters related thereto were approved by CV Reit's stockholders at a Special Meeting of Stockholders on December 17, 1997 and the transactions closed on December 31, 1997.

As a result, effective December 31, 1997 CV Reit converted to an Umbrella Partnership REIT (UPREIT) structure as part of a series of transactions which included the following: (1) a newly created Operating Partnership, Montgomery CV Realty L.P. (together with its wholly-owned subsidiaries hereinafter collectively referred to as the "OP"), acquired 100% of the ownership interests in nine
shopping centers and an office building, located in Pennsylvania and New Jersey, from two separate groups, the Montgomery Parties and the Levy Parties (see Note 8 to Consolidated Financial
Statements), and an approximately 95% economic interest in Drexel from Louis P. Meshon, Sr., (2) CV Reit and its subsidiaries
transferred substantially all of their net assets (or the economic benefit thereof) to the OP and (3) the Company's Certificate of Incorporation and By-Laws were amended, among other items, to provide that additional properties could be acquired only if a majority of CV Reit's Board of Directors determines that the acquisition will not adversely affect CV Reit's ability to pay a quarterly dividend of at least 29 cents per share. As a result, CV Reit, through a wholly-owned subsidiary, indirectly owns 81.7% of the OP, is its sole general partner and has become a self-administered,
self-managed equity REIT.   In addition, Mr. Meshon
has become President, Chief Executive Officer and a director of CV Reit. CV Reit and/or its subsidiaries, including the OP, are hereinafter collectively referred to as the "Company".

Operating Strategies

The Company's primary business objectives are to increase Funds From Operations (see Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition - Funds From Operations) and funds available for distribution, and to enhance the value of the Company's properties. The Company plans to achieve these objectives through the business strategies listed below. There can be no assurance, however, that such objectives will be achieved.

* Maximization of cash flow through the efficient operation of the Company's properties including active leasing and property management, maintenance of high occupancy levels, increasing rental rates and controlling operating and capital costs.

* Acquisition of additional properties which satisfy the Company's criteria, at favorable prices, including properties requiring renovation or re-leasing.

* Completion of strategic renovations and expansions to further maximize operating cash flow.

* Attainment of greater access to financing sources, including securitized debt and public capital markets.

Assets

At December 31, 1997, the book value of the Company's assets amounted to $171.9 million, including $71 million in income producing real estate ("Real Estate"), $77.7 million in real estate mortgage notes receivable and $12.9 million in cash and cash equivalents. A description of the Company's principal assets follows:

Real Estate

The Company's Real Estate principally consists of ten neighborhood or community shopping centers and two office buildings, located in Pennsylvania, New Jersey and Florida, comprising approximately 754,000 square feet. The properties range in size from approximately 8,000 square feet to approximately 161,000 square feet of gross leasable area and average approximately 63,000 square feet. At December 31, 1997, 97.3% of the Real Estate was leased to tenants under operating leases. The OP, directly or indirectly, owns 100% of each of the properties (or the economic benefit thereof).

Real Estate with a net book value of $56.3 million, at December 31, 1997, is pledged as collateral for borrowings (See Note 6 to Consolidated Financial Statements).

The following table set forth certain pertinent information, as of December 31, 1997, regarding the Company's Real Estate:

                           Year of                                   Lease
                   Year    Latest      Leas-  Occupancy              Expir-
                   Origin- Renova-     able   Rate                   ation/
                   ally    tion or    Square  as of     Principal    Option
                   Built   Expansion  Footage 12/31/97  Tenants      Expiration
                  ------- ----------  ------- --------- ------------ ----------
Shopping Centers

Century Plaza      1976     1991       85,151    98.9%  Broward      1998/2001
Deerfield Beach,                                        County
FL                                                      Library

Chesterbrook
  Village Center   1980     1995      122,316    92.2%  Genuardi's   2010/2030
Wayne, PA

County Line Plaza  1970     N/A       160,621   100.0%  Ames         2002/2017
Souderton, PA                                           Clemens      2007/2027
                                                        Markets

Danville Plaza     1971     1987       23,981   100.0%  CVS Pharmacy 2007/2027
Danville, PA

Mount Carmel
  Plaza            1988     N/A        14,504   100.0%  CVS Pharmacy  2002/2012
Glenside, PA

Rio Grande
  Plaza            1991     1997      139,026    95.1%  JC Penney     2012/2042
Rio Grande, NJ                                          Peebles       2012/2032
                                                        Sears         2006/2026

Route 6 Office
  Max Center       1972     1990       47,224   100.0%  Office Max    2006/2016
Dickson City, PA

Whitemarsh
 Shopping Center   1969     1996       67,418    95.6%  Clemens       2017/2037
Conshohocken, PA                                        Markets

Woodbourne
  Square           1985     N/A        29,976   100.0%  Rehab Place   2000
Langhorne, PA                                           at Oxford
                                                        Valley

555 Scott Street
  Center           1961     N/A         8,400   100.0%  Pet Supplies  2000/2005
Wilkes-Barre, PA                                        Plus

Office Buildings

Century Village
  Admin. Bldg.     1970     1995       25,100   100.0%  First Choice  2000/2025
W. Palm Beach,                                          Health Care
FL                                                      Services

Plymouth Plaza     1974     1974       29,821   100.0%  Montgomery    2004
Plymouth Meeting,                                       CV Realty
PA                                                      Trust
                                      -------   ------
Totals                                753,538    97.3%
                                      =======   ======

  The Company's Real Estate also includes a 154-room Days Inn motel, located near the entrance to Century Village at West Palm Beach, Florida. The motel is leased to a corporation controlled by Alan Shulman, a director of the Company. The lease, as amended, provides for annual rental through the expiration of the lease term on August 31, 1999, principally equal to a minimum of $330,000, plus 30% of gross room revenues in excess of $1.3 million. The lease also provides for the lessee to pay all operating costs of the motel, including real estate taxes and insurance.

On March 9, 1998, the Company entered into a contract to sell the Days Inn. The contract is subject to various conditions and if consummated, the Company would receive net cash proceeds of approximately $4.2 million and recognize a gain of approximately $2.3 million.

Recent Development

On February 4, 1998, the Company entered into agreements to acquire six shopping centers in Pennsylvania, containing a total of approximately 630,000 square feet, for an aggregate purchase price of approximately $55.5 million. The centers are approximately 97% leased and if the acquisitions are completed, the Company's Real Estate portfolio will nearly double to approximately 1.4 million square feet. The acquisitions are subject to due diligence and certain other conditions and there is no assurance that they will be consummated. See Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources for a discussion of proposed financing in connection with these acquisitions.

Real Estate Mortgage Notes Receivable

The Company's real estate mortgage notes receivable are described in detail herein and are summarized as follows (in thousands):

                                                 December 31,
                                              ------------------
                                                1997      1996
                                              --------  --------
Long Term Recreation Notes
  (the "Recreation Notes")                     $66,236   $67,302
Other, principally due from
  Hilcoast Development Corp.
  ("Hilcoast")                                  11,416    17,506
                                              --------  --------
            Totals (1)                         $77,652   $84,808
                                              ========  ========
_________
 (1) As of December 31, 1997, none of the above real estate mortgage notes were delinquent.

  Recreation Notes

At December 31, 1997, the Recreation Notes consisted of $25 million due from Hilcoast (the "Hilcoast Recreation Note" - see
Note 8(a) to Consolidated Financial Statements), collateralized by first mortgages on certain real estate within the Century Village at Pembroke Pines, Florida adult condominium project ("Pembroke Century Village"), including the recreation facilities at that project (the "Pembroke Recreation Facilities"), and $41.2 million, collateralized by first mortgages on the recreation facilities at the three previously completed Century Village communities, including $11 million due from H. Irwin Levy (the "Levy Note"), Chairman of the Board and a principal stockholder of the Company and Chairman of the Board, Chief Executive Officer and a majority stockholder of Hilcoast.

The Hilcoast Recreation Note bears interest at 11% and through July 31, 1998, requires monthly interest payments only. On July 31, 1998, the Hilcoast Recreation Note is scheduled to be converted to an 11%, fixed rate, 25 year, $25 million, self-amortizing loan providing for equal monthly payments of principal and interest in the aggregate amount of $2.9 million per annum. This note may not be prepaid by Hilcoast without a prepayment penalty and will be collateralized by a first mortgage on the Pembroke Recreation Facilities.

The remaining $41.2 million of Recreation Notes generally arose from the Company's sale of the recreation facilities at the Century Village adult condominium communities in West Palm Beach and Deerfield Beach, Florida to unrelated parties in January 1982 and in Boca Raton, Florida to Mr. Levy in December 1981. The terms of Mr. Levy's acquisition of the recreation facilities, including the terms and security of the Levy Note, were substantially the same as the terms of the sales (negotiated independently) of the other two recreation facilities. These notes principally consist of 30 year non-recourse notes maturing in 2012, with interest rates averaging
13% (13.25% in the case of the Levy Note).   Equal monthly self-
amortizing installments of principal and interest in the aggregate amount of $6.5 million per annum are required, including $1.7 million from Mr. Levy. The Levy Note may not be prepaid; prepayments on the other Recreation Notes generally are not permitted until 2007. Since 1990, companies owned by Mr. Levy and certain members of his family have leased, managed and operated the recreation facilities at the Century Villages in West Palm Beach, Deerfield Beach and Boca Raton, which are collateral for these notes.

The Recreation Notes, excluding the Hilcoast Recreation Note, are pledged as collateral for the CMO's issued by the Company which as of December 31, 1997, had an outstanding balance of $32.9 million. See Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources for a description of the CMO's.

  Other

Other real estate mortgage notes receivable, principally from
Hilcoast, bear   interest ranging from 10% to 11%, generally mature
through July 31, 1998 and are principally collateralized by certain real estate within the Pembroke Century Village.

Investments in Unconsolidated Affiliates

  Self Storage Warehouse Partnerships

The Company owns 45%-50% general and limited partnership interests in three partnerships whose principal assets consist of self-storage warehouses located in southeast Florida, with an aggregate of approximately 2,800 units and 300,000 square feet, managed by independent parties. The Company's partners in these partnerships are Felix Granados, Sr. and certain members of his family. The Company has no financial obligation with respect to such partnerships except under state law, as general partners. The Company receives monthly distributions from each of the partnerships based on cash flows.

  Drexel

Effective December 31, 1997, the Company acquired an approximately 95% economic interest in Drexel which for over 25 years has been engaged in the development, brokerage, construction, leasing and management of real estate. In addition to managing the Company's Real Estate (excluding its two properties located in Florida), Drexel performs these services for 28 additional properties located in Pennsylvania and New Jersey, including five of the six properties under contract for purchase (see Recent Development).
It is not contemplated that Drexel will seek any additional third party management contracts in the future. Currently, 99% of the voting stock of Drexel is beneficially owned by Mr. Meshon and held in a voting trust and 100% of the non-voting stock is owned by the OP. Mr. Meshon currently serves as President of Drexel.


Other Real Estate

The Company owns certain real estate acquired by deed in lieu of foreclosure and held for resale, principally consisting of two parcels of unimproved commercial land, totaling 38 acres located in southeast Florida, with a book value of $5.5 million at December 31, 1997, net of a $2.4 million allowance for losses.


Industry Factors

Ownership of commercial real estate involves risks arising from changes in economic conditions generally and in the commercial real estate market specifically, as well as risks which result from property-specific factors such as the failure or inability to make needed capital improvements, competition, reductions in revenue arising from decreased occupancy or reductions in the level of rents obtainable, and factors which increase the cost of operating, financing and refinancing properties such as escalating interest rates and wage rates, increased taxes, fuel costs and other operating expenses and casualties. All of these kinds of risks can result in reduced net operating revenues available for distribution. The Company's ability to manage the properties effectively notwithstanding such risks and economic conditions will affect the funds available for distribution.

The results of operations of the Company also depend upon the availability of suitable opportunities for investment and reinvestment of its funds and on the yields available from time to time on real estate investments, which in turn depend to a large extent on the type of investment involved, prevailing interest rates, the nature and geographical location of the property, competition and other factors, none of which can be predicted with certainty. The Company's competitors for acceptable investments include insurance companies, pension funds, and other REIT's which may have investment objectives similar to those of the Company and some of which may have greater financial resources than the Company. The Company is not aware of statistics which would allow it to determine its position with respect to all of its competitors in the commercial real estate investment industry.

Relationship Between the Company and Hilcoast/H. Irwin Levy

See Note 8 to Consolidated Financial Statements and Business - Real Estate Mortgage Notes Receivable in connection with certain related party transactions between the Company and H. Irwin Levy and Hilcoast.

Employees

On December 31, 1997, the Company employed 98 persons, sub-stantially all of whom were employed by Drexel or a wholly-owned subsidiary of Drexel.


Item 2.  Properties


See Item 1.   Business - Real Estate, Other Real Estate and
Investments in Unconsolidated Affiliates.


Item 3.  Legal Proceedings


TGI Development, Inc. ("TGI")

On October 9, 1989, TGI filed a complaint in the Circuit Court of Palm Beach County against the Company, H. Irwin Levy, the Company's Chairman of the Board, and certain unrelated parties alleging misrepresentations by the defendants in connection with TGI's purchase and development of land from a previous borrower of the Company. The complaint, as subsequently amended, consisted of claims of common law fraud and breach of contract and sought compensatory damages of approximately $2 million in addition to punitive damages. On October 3, 1990, the Company filed a counterclaim against TGI in connection with an $800,000 promissory
note from TGI to the Company.    In accordance with an agreement
between the parties, on August 23, 1994 the Court dismissed the breach of contract claim with prejudice and entered a judgment in the amount of $1.1 million in favor of the Company on the aforementioned counterclaim. TGI's claim of common law fraud has been scheduled for trial in September 1998 in the Circuit Court. Although the Company believes it has substantial defenses, the ultimate outcome of this litigation cannot presently be determined. Accordingly, no provision for any liability that may result upon final adjudication has been made in the accompanying financial statements. In management's opinion, the final outcome of this litigation will not have a material adverse effect on the Company's financial condition.

Other

The Company is subject to various claims and complaints relative to its business activities. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position.


Item 4.   Submission of Matters to a Vote of Security Holders

On December 17, 1997, the Company held a Special Meeting of
Stockholders in Lieu of Annual Meeting, at which time, the following matters were voted upon:

                                                         Shares
                                             Shares       Voted      Shares
                                           Voted For     Against   Abstaining
                                           ----------  ----------  ----------
To approve the Master Agreement and
transfers of properties and other
transactions contemplated by the
Master Agreement                            4,999,859     165,247      77,277

To approve amendments to the Company's
Certificate of Incorporation to increase
the authorized capital from 10 million
shares of Common Stock, par value $.01,
to 20 million shares of Common Stock,
par value $.01                              5,122,821     296,896      86,968

To approve amendments to the Company's
Certificate of Incorporation to provide
for a board of directors divided into
three classes                               4,801,751     332,676     107,955

To approve certain other amendments
to the Company's Certificate of
Incorporation                               5,047,051     320,484     139,149

To approve certain amendments to the
Company's By-Laws                           4,804,053     311,317     127,012

                                                         Shares
                                             Shares       Voted      Shares
                                           Voted For     Against   Abstaining
                                           ----------  ----------  ----------
To approve the Montgomery CV Trust
Executive Officer Stock Option Plan         4,582,785     491,146     168,451

To elect seven directors nominated by
the Company's Board of Directors, or,
in the alternative, if all of the
foregoing proposals were not approved,
to elect four directors nominated by
the Company's Board of Directors:

  H. Irwin Levy                            7,086,602     104,820        -
  Stanley Brenner                          7,073,869     117,553        -
  Allyn L. Levy                            7,058,523     132,899        -
  Alan L. Shulman                          7,076,753     114,669        -
  Louis P. Meshon, Sr.                     7,085,606     105,816        -
  Stanley S. Cohen                         7,083,861     107,561        -
  Milton S. Schneider                      7,083,475     107,947        -

To approve the appointment of BDO
Seidman, LLP as the Company's
independent auditors for fiscal 1997        7,060,602      57,537      73,282

Each of the above directors was elected effective December 31, 1997 immediately following the closing of the transactions under the Master Agreement.


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

                            Market
                          Price Range
                     -------------------         Dividends
                     High            Low         Declared
1997                 ----            ---       ------------

First Quarter       14              12-3/8        $ .29
Second Quarter      12-7/8          11-1/4          .29
Third Quarter       14              12-1/2          .29
Fourth Quarter      13-15/16        12-11/16        .29
                                                  -----
                                                  $1.16
                                                  =====

1996

First Quarter       11-7/8          10-5/8        $ .27
Second Quarter      11-1/2          10-3/8          .29
Third Quarter       12-1/8          11              .29
Fourth Quarter      13-3/4          11-7/8          .29
                                                  -----
                                                  $1.14
                                                  =====

As of February 28, 1998, there were 7,966,621 shares of Common
Stock outstanding and 1,873 holders of record of such stock.

CV Reit, through its wholly-owned subsidiary, Montgomery CV Realty Trust (the "Trust"), indirectly owns 7,966,621 OP units (representing 81.7% of the OP). The holders of the remaining 18.3%, or 1,787,010 OP units, have the right to require the OP to redeem their OP units for cash at any time after December 31, 1998. However, upon a holder giving notice of the exercise of this right, the Trust has the right to acquire such holder's OP units in exchange for cash or, if certain conditions are satisfied, an equal number of shares of CV Reit's Common Stock.

The Company expects to continue to qualify as a REIT. A corporation which qualifies as a REIT may, if it distributes at least 95% of ordinary taxable income for a taxable year, deduct dividends paid to stockholders with respect to such taxable year from taxable income. Future distributions will be at the discretion of the Board of Directors and will depend on the Company's cash flow, financial condition, capital requirements, the annual REIT distribution requirements and such other factors as the Board deems appropriate.


Item 6.  Selected Financial Data
(dollars in millions, except per share data)

                                      Year Ended December 31,
                        -------------------------------------------------
                          1997      1996      1995      1994      1993
                        --------- --------- --------- --------- ---------

Total revenues            $13.3     $12.8     $12.9     $13.9     $15.4
                        ========= ========= ========= ========= =========
Income before income
  taxes                   $8.5      $9.4      $8.4      $6.3      $11.3
                        ========= ========= ========= ========= =========

Net income                $8.5      $9.6      $9.4      $6.3      $9.5
                        ========= ========= ========= ========= =========
Funds From Operations
  (FFO) (a)               $9.1      $9.0      $8.7      $8.4      $7.3
                        ========= ========= ========= ========= =========

                                      Year Ended December 31,
                        -------------------------------------------------
                          1997      1996      1995      1994      1993
                        --------- --------- --------- --------- ---------

Per common share:
  Net income, basic
  and diluted             $1.07     $1.20     $1.18     $0.79     $1.29
                        ========= ========= ========= ========= =========

  Dividends declared      $1.16     $1.14     $1.08     $1.08     $1.00
                        ========= ========= ========= ========= =========
  Average shares
    outstanding         7,966,621 7,966,621 7,966,621 7,966,621 7,378,479
                        ========= ========= ========= ========= =========
At Year End:
Total assets              $171.9   $118.9    $120.0    $122.8    $163.2
                        ========= ========= ========= ========= =========

Borrowings                $66.3     $35.1     $37.1     $38.9     $77.2
                        ========= ========= ========= ========= =========

Stockholders' equity:
  Total                   $72.9     $73.7     $73.2     $72.4     $74.7
                        ========= ========= ========= ========= =========

  Per common share        $9.16     $9.25     $9.19     $9.09     $9.38
                        ========= ========= ========= ========= =========

__________
(a) Please refer to Management's Discussion and Analysis of Results of Operations and Financial Condition for a definition of FFO.




Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition


                      Results of Operations

Net Income

                      1997 Compared to 1996


For the year ended December 31, 1997, net income was $8,515,000 or $1.07 per share compared to $9,570,000 or $1.20 per share for 1996.

Net income for 1996 included a $906,000 reversal of previously recorded losses, including $500,000 received from the settlement of litigation in connection with a loan which had been written off and reversals primarily related to a re-evaluation of the allowance for losses associated with other real estate.

Interest income decreased by $1,083,000 during 1997, including a $694,000 reduction attributable to an approximately $6 million reduction in the average balance of the Hilcoast mortgage notes receivable. The average interest rate on the mortgage notes repaid approximated 12% and the repayments were generally reinvested in lower yielding short-term investments (averaging approximately 5.55%). Interest income also decreased by $426,000 due to the elimination of certain income producing assets utilized in the acquisition of the Century Plaza shopping center ("Century Plaza") on September 30, 1996, which decrease was more than offset by higher net rental income (rent income less operating costs) from Century Plaza as discussed below. Interest income is anticipated to continue to decrease in 1998 due to scheduled repayments of the mortgage notes receivable.

During 1997, rent income, operating expenses and depreciation and amortization increased by $1,646,000, $525,000 and $171,000, respectively, primarily due to the acquisition of Century Plaza. The Company expects significant increases in rent income, operating costs and depreciation during 1998 as a result of the acquisition of ten commercial properties on December 31, 1997 (the "1997 Acquisition").

Interest expense experienced an insignificant increase in 1997; however, interest expense is expected to increase significantly during 1998 due to the assumption of approximately $33.4 million of mortgage indebtedness in connection with the 1997 Acquisition and, if consummated, the Proposed Line of Credit (see Liquidity and Capital Resources - Borrowings).

General and administrative expenses decreased by $230,000 during 1997, reflecting reductions in personnel costs, professional fees and insurance. These expenses are expected to increase during 1998 due to the 1997 Acquisition.


                      1996 Compared to 1995

For the year ended December 31, 1996, net income was $9,570,000 or $1.20 per share compared to $9,374,000 or $1.18 per share for 1995.

Net income for 1996 included a $906,000 reversal of previously recorded losses, including $500,000 received from the settlement of litigation in connection with a loan which had been written off and reversals primarily related to a re-evaluation of the allowance for losses associated with other real estate. The Company also recorded a $121,000 deferred income tax benefit in 1996, compared to a $1,017,000 deferred income tax benefit in 1995.

Interest income decreased by $536,000 in 1996 resulting from net principal payments received under the Hilcoast mortgage notes receivable which were generally reinvested in lower yielding short-term investments.

Rent income, operating expenses and depreciation and amortization increased by $371,000, $72,000 and $94,000, respectively, primarily from the acquisition of Century Plaza.

Interest expense decreased $202,000 in 1996 due to the scheduled principal repayments of the CMO's.

General and administrative expenses decreased by $333,000 in 1996 reflecting reductions in personnel costs, professional fees and insurance.



Funds From Operations


Funds From Operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts (NAREIT), consists of net income (computed in accordance with generally accepted accounting principles) before depreciation and amortization of real property, certain non-recurring items, extraordinary items, gains and losses on sales of real estate and income taxes. The Company believes that FFO is an appropriate measure of operating performance because real estate depreciation and amortization charges are not meaningful in evaluating the operating results of the Company's properties and certain non-recurring items, such as the reversal of previously recorded losses, are not relevant to ongoing operations. However, FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and should not be considered as an alternative to either net income as a measure of the Company's operating performance or to cash flows from operating activities as an indicator of liquidity or cash available to fund all cash flow needs. In addition, since other REITs may not calculate FFO in the same manner, FFO presented herein may not be comparable to that reported by other REITs.

For the years ended December 31, 1997, 1996 and 1995, FFO amounted to $9,099,000, $8,956,000 and $8,679,000, respectively. The following schedule reconciles FFO to net income for the years presented:

                                 1997        1996        1995
                              ----------  ----------  ----------

Net income                    $8,515,000  $9,570,000  $9,374,000

Depreciation and amorti-
  zation of real property        409,000     238,000     144,000

Equity in depreciation of
  unconsolidated affiliates      175,000     175,000     178,000

Deferred income tax benefit           -     (121,000) (1,017,000)

Reversal of provision for
  losses, net                         -     (906,000)         -
                              ----------  ----------  ----------
FFO                           $9,099,000  $8,956,000  $8,679,000
                              ==========  ==========  ==========


                 Liquidity and Capital Resources


Consolidated Statements of Cash Flows

Net cash provided by operating activities (prior to net changes in operating assets and liabilities), as reported in the Consolidated Statements of Cash Flows, increased to $9.1 million in 1997 from $8.9 million in 1996 and $8.7 million in 1995. These amounts equal net income plus adjustments for non-cash items consisting of depreciation, deferred income tax benefit and reversal of provision for losses.

Net cash provided by investing activities increased to $7.8 million in 1997 from $1.8 million in 1996. The 1997 amounts principally consist of $7.2 million of net collections on real estate mortgage notes receivable and the maturity of $6.4 million of short-term investments, partially offset by $5.6 million of cash required in connection with the 1997 Acquisition. The 1996 amounts consist of $9.4 million of net collections on real estate mortgage notes receivable, partially offset by a $6.4 million increase in short-term investments and $1.2 million of cash required in connection with the acquisition of Century Plaza.

Net cash used in financing activities increased to $11.4 million in 1997 from $11.0 million in 1996 and $10.5 million in 1995. These amounts primarily consist of distributions paid to stockholders and to a lesser extent, net repayments of borrowings. The increases in net cash used in financing activities are primarily attributable to higher distributions to stockholders. During 1997, cash dividends declared increased to an aggregate of $1.16 per share, compared to $1.14 per share in 1996 and $1.08 per share in 1995.

Capital Resources

The Company's operating funds   are expected to be principally
generated from rental income from income producing properties and interest income on mortgage notes receivable. The Company believes that its operating funds will be sufficient in the foreseeable future to fund operating and administrative expenses, interest expense, recurring capital expenditures and distributions to stockholders in accordance with REIT requirements. Sources of capital for non-recurring capital expenditures and scheduled principal payments, including balloon payments, on outstanding borrowings are expected to be obtained from anticipated property refinancings, scheduled principal repayments on certain Hilcoast mortgage notes receivable, sales of non-strategic other real estate (see Item 1. Business - Other Real Estate), existing cash balances, and/or potential debt or equity financing in the public or private markets.


Future Acquisitions

As of December 31, 1997, the Company's unrestricted cash and cash equivalents amounted to approximately $12 million, with an average
yield of 5.35%.   The Company expects to continue its strategy of
investing available funds in high quality short-term corporate and government securities while it evaluates potential acquisitions of income producing properties. In the event such properties are acquired, the OP may issue additional OP Units, pay cash, or a combination thereof. If cash payments are required, the Company may be required to seek outside financing which may or may not be available.

On February 4, 1998, the Company entered into agreements to acquire six shopping centers in Pennsylvania for an aggregate purchase price of approximately $55.5 million, including projected transaction costs and fees. If consummated, the Company intends to finance substantially all of the purchase price through assumption of existing mortgages on the properties to be acquired and a Proposed Line of Credit with a financial institution (see Liquidity and Capital Resources - Borrowings). The acquisitions are subject to due diligence and certain other conditions and there can be no assurance that they will be consummated.

The Company's policy is to acquire additional properties only if they are income producing and any proposed acquisition requires a resolution by a majority of CV Reit's Board of Directors that the acquisition will not adversely affect CV Reit's ability to pay a quarterly dividend of at least 29 cents per share. Under the OP Agreement, all of the activities of the OP must generally be conducted with a view toward enabling the OP to make quarterly distributions to all partners of at least 29 cents per OP unit and such additional amount, if required, to enable CV Reit to pay a regular quarterly dividend of at least 29 cents per share to its stockholders.

Borrowings

At December 31, 1997, the Company's borrowings increased to $66.3 million from $35.1 million at December 31, 1996 as a result of the 1997 Acquisition. Scheduled principal payments over the next five years are $33.4 million with $32.9 million due thereafter.

Borrowings include $33.4 million, collateralized by a substantial portion of the Company's Real Estate. The Company expects to refinance certain of these borrowings, at or prior to maturity, through new mortgage loans on Real Estate including potential refinancings under the Proposed Line of Credit (see below). The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such refinancings can be achieved.

The remaining $32.9 million of borrowings consists of the CMO's which are collateralized by $41.2 million of the Recreation Notes and require self-amortizing principal and interest payments through March 2007. During the term of the CMO's, the scheduled annual debt service requirement approximates $5.2 million compared to annual principal and interest payments scheduled to be received under the related Recreation Notes of $6.5 million.

On March 16, 1998, the Company entered into a letter agreement (the ("Term Sheet") with a financial institution wherein the financial institution has agreed to provide a $100 million three year non-revolving line of credit (the "Proposed Line of Credit"). Advances under the Proposed Line of Credit: (1) must be secured by assets based on specified aggregate loan to value and debt service coverage ratios, (2) bear interest at an annual rate of one month
LIBOR plus 1.75% and (3) may be drawn only during the first two years of the credit facility and must be repaid by certain dates during the third year. Additional provisions include a 1% commitment fee, a minimum net worth covenant and cross-default and cross-collateralization requirements. The Term Sheet is subject to various conditions which must be satisfied by March 31, 1998 and there can be no assurance that the Proposed Line of Credit will be consummated.

                            Inflation


During 1997, the rate of inflation remained at a low level and had minimal impact on the Company's operating results.

Substantially all of the tenant leases contain provisions designed to lessen the impact of inflation. These provisions include escalation clauses which generally increase rental rates annually based on cost of living indexes and percentage rentals based on tenants gross sales, which generally increase as prices rise. Many of the leases are for terms of less than ten years which increases the ability of the OP to replace those leases which are below market rates with new leases at higher base and/or percentage rentals. In addition, most of the leases require the tenants to pay their proportionate share of increases in operating expenses, including common area maintenance, real estate taxes and insurance.

However, in the event of significant inflation, the Company's operating results could be adversely affected if general and administrative expenses and interest expense increase at a rate higher than rent income or if the increase in inflation exceeds rent increases for certain tenant leases which provide for stated rent increases (rather than based on cost of living indexes).


                        New Pronouncement


In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which the Company will adopt as required for all periods beginning after December 15, 1997. This statement requires the disclosure of certain information about operating segments in the financial statements. It also requires that public companies report certain information about their products and services, the geographic areas in which they operate and their major customers. The adoption of SFAS No. 131 is not expected to have a significant impact on the Company's financial statements.



                              Other


Year 2000 issues pertain to the inability of certain computerized information systems to properly recognize date-sensitive information as the year 2000 approaches. Systems that do not recognize such information could generate erroneous data or cause systems to fail. The Company is presently reviewing the potential impact of Year 2000 compliance issues on its information systems and business operations, and has preliminarily determined that any costs, problems or uncertainties associated with the potential consequences of Year 2000 issues are not expected to have a material impact on its future operations or financial condition.

    Forward Looking Information: Certain Cautionary Statements


Certain statements contained in "Management's Discussion and Analysis of Results of Operations and Financial Condition" and elsewhere in this Form 10-K, that are not related to historical results, are forward looking statements, such as collectibility of the Company's real estate mortgage notes receivable, its anticipated liquidity and capital resources and the results of legal proceedings. The matters referred to in forward looking statements are based on assumptions of future events which may not prove to be accurate and which could be affected by the risks and uncertainties involved in the Company's business; accordingly, actual results may differ materially from those projected and implied in the forward looking statements. These risks and uncertainties include, but are not limited to, the effect of conditions in the commercial real estate market and the economy in general, the level and volatility of interest rates, Court decisions regarding the Company's litigation, the impact of current or pending legislation and regulation, as well as certain other risks described in the Form 10-K. Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this paragraph and elsewhere described in this Form 10-K and in other reports filed by the Company with the Securities and Exchange Commission.

Item 8.  Financial Statements and Supplementary Data



      Table of Contents to Consolidated Financial Statements



                                                          Page
                                                          ----

Report of Independent Certified Public Accountants         23

Consolidated Financial Statements:

     Balance Sheets - December 31, 1997 and 1996           24


     Statements of Income - Years Ended
         December 31, 1997, 1996 and 1995                  25

     Statements of Stockholders' Equity - Years
         Ended December 31, 1997, 1996 and 1995            26

     Statements of Cash Flows - Years Ended
         December 31, 1997, 1996 and 1995                  27

     Notes to Consolidated Financial Statements           28-42

Consolidated Financial Statements Schedules:

     Schedule IV  -  Mortgage Loans on Real Estate         43





Schedules, other than that listed above, are omitted because they are not required, or because the information required therein is set forth in the consolidated financial statements or the notes thereto.

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors of CV Reit, Inc.
West Palm Beach, Florida


We have audited the accompanying consolidated balance sheets of CV Reit, Inc. and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. We have also audited the schedule listed in the accompanying index. These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CV Reit, Inc. and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.





West Palm Beach, Florida             BDO SEIDMAN, LLP
March 11, 1998

                  CV REIT, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                      (dollars in thousands)

                                                 December 31,
                                             -------------------
            ASSETS                             1997       1996
            ------                           --------   --------
Real estate - income producing,
  net of accumulated depreciation
  (Notes 2, 3, 6, 8 and 14)                  $ 71,017   $ 10,078
Real estate mortgage notes receivable
  (Notes 4 and 8)                              77,652     84,808
Investments in unconsolidated affiliates        3,284      3,165
Cash and cash equivalents (includes
  $915 and $898 restricted)                    12,869      7,564
Short-term investments                             -       6,436
Other real estate (net of allowance
  for losses of $2,401) (Note 5)                5,451      5,451
Other                                           1,654      1,428
                                             --------   --------
                                             $171,927   $118,930
                                             ========   ========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
Liabilities:
  Borrowings  (Notes 6 and 14)               $ 66,281   $ 35,064
  Accounts payable and other liabilities        4,443      3,151
  Deferred income taxes (Note 9)                7,041      7,041
                                             --------   --------
     Total liabilities                         77,765     45,256
                                             --------   --------
Minority interests in Operating
  Partnership  (Notes 2 and 13)                21,214         -
                                              -------   --------

Commitments, contingencies and
  subsequent events (Notes 6, 7, 11 and 14)

Stockholders' equity (Note 13):
  Common stock, $.01 par-shares authorized
    20,000,000; outstanding 7,966,621              80         80
  Additional paid-in capital                   18,490     18,490
  Retained earnings                            54,378     55,104
                                             --------   --------
     Total stockholders' equity                72,948     73,674
                                             --------   --------
                                             $171,927   $118,930
                                             ========   ========


See accompanying notes to consolidated financial statements.

                    CV REIT, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
             (dollars in thousands, except per share data)


                                          Year Ended December 31,
                                     --------------------------------
                                        1997        1996       1995
Revenues:                            ---------   ---------   --------
  Interest, principally from
    mortgage notes (Notes 4,
    8 and 10)                        $  10,612   $  11,695   $  12,231
  Rent                                   2,703       1,057         686
                                     ---------   ---------   ---------
                                        13,315      12,752      12,917
                                     ---------   ---------   ---------
Expenses:
  Interest  (Note 6)                     3,306       3,232       3,434
  Operating                                870         345         273
  General and administrative               654         884       1,217
  Depreciation and amortization            409         238         144
                                     ---------   ---------   ---------
                                         5,239       4,699       5,068
                                     ---------   ---------   ---------
                                         8,076       8,053       7,849

Equity in income of unconsolidated
  affiliates                               439         490         508
Reversal of provision for losses, net       -          906           -
                                     ---------   ---------   ---------
Income before income tax benefit         8,515       9,449       8,357

Deferred income tax benefit (Note 9)        -         (121)     (1,017)
                                     ---------   ---------   ---------
Net income                           $   8,515   $   9,570   $   9,374
                                     =========   =========   =========

Per Common  Share:
  Net income, basic and diluted      $    1.07   $    1.20   $    1.18
                                     =========   =========   =========
  Dividends declared                 $    1.16   $    1.14   $    1.08
                                     =========   =========   =========

  Average common shares outstanding
    basic and diluted                7,966,621   7,966,621   7,966,621
                                     =========   =========   =========



See accompanying notes to consolidated financial statements.

                   CV REIT, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           (in thousands)





                                            Additional
                                   Common     Paid-in    Retained
                                   Stock      Capital    Earnings    Total
                                   ------   ----------   --------   -------


Balance at December 31, 1994       $  80      $18,490    $53,846    $72,416

  Net income for the year              -            -      9,374      9,374

  Cash dividends declared              -            -     (8,604)    (8,604)
                                   ------    ---------   --------   -------

Balance at December 31, 1995          80       18,490     54,616    $73,186

  Net income for the year              -            -      9,570      9,570

  Cash dividends declared              -            -     (9,082)    (9,082)
                                   ------    ---------   --------   -------

Balance at December 31, 1996           80      18,490     55,104     73,674

  Net income for the year              -            -      8,515      8,515

  Cash dividends declared              -            -     (9,241)    (9,241)
                                   ------    ---------   --------   -------
Balance at December 31, 1997       $   80     $18,490    $54,378    $72,948
                                   ======    =========   ========   =======




See accompanying notes to consolidated financial statements.

                  CV REIT, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands)

                                                     Year Ended December 31,
                                                    -------------------------
                                                      1997     1996     1995
CASH FLOWS FROM OPERATING ACTIVITIES:               -------  -------  -------
  Net income                                         $8,515  $ 9,570  $ 9,374
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                     409      238      144
      Equity in depreciation of unconsolidated
        affiliates                                      175      175      178
      Deferred income tax benefit                        -      (121)  (1,017)
      Reversal of provision for losses, net              -      (906)      -
                                                    -------  -------  -------
                                                      9,099    8,956    8,679
  Changes in operating assets and liabilities,
    net of effects of acquisition:
      Decrease (increase)  in other assets               47      (51)      32
      (Decrease) increase in accounts payable
        and other liabilities                          (242)     207     (669)
                                                    -------  -------  -------
     Net cash provided by operating activities        8,904    9,112    8,042
                                                    -------  -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Fundings on real estate mortgage notes            (16,112) (16,369) (23,068)
  Collections on real estate mortgage notes          23,268   25,732   20,661
  Purchase of short-term investments                 (8,679)  (6,436)      -
  Maturity of short-term investments                 15,115       -     2,920
  Acquisitions of real estate, net of cash acquired  (5,577)  (1,154)      -
  Other                                                (204)      (7)    (471)
                                                    -------  -------  -------
     Net cash provided by investing activities        7,811    1,766       42
                                                    -------  -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                               -        -       500
  Repayments of borrowings                           (2,201)  (2,010)  (2,334)
  Cash dividends paid                                (9,209)  (8,937)  (8,615)
  Increase in restricted cash                           (17)     (14)     (16)
                                                    -------  -------  -------
     Net cash used in financing activities          (11,427) (10,961) (10,465)
                                                    -------  -------  -------
     Net increase (decrease) in unrestricted
       cash and cash equivalents                      5,288      (83)  (2,381)
Unrestricted cash and cash equivalents at
  beginning of the period                             6,666    6,749    9,130
                                                    -------  -------  -------
Unrestricted cash and cash equivalents at
  end of the period                                 $11,954  $ 6,666  $ 6,749
                                                    =======  =======  =======
Supplemental disclosure of cash flow information:
  Cash paid  for interest                           $ 3,296  $ 3,239  $ 3,436
                                                    =======  =======  =======
Non-cash transactions:
  Mortgage notes received in exchange for
    investment security                             $    -   $    -   $ 5,000
                                                    =======  =======  =======
  Fair value of assets acquired                    ($61,711)($ 7,402) $    -
  Liabilities assumed                                34,913       -        -
  Reduction of mortgage notes receivable                 -     6,248       -
  Operating Partnership Units issued                 21,221       -        -
                                                    -------  -------  -------
  Cash paid for acquisitions, net of cash
    acquired  (Note 2)                             ($ 5,577)($ 1,154) $    -
                                                    =======  =======  =======
See accompanying notes to consolidated financial statements.

                  CV REIT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)  Summary of Significant Accounting Policies


Organization and Business


CV Reit, Inc. ("CV Reit") is a real estate investment trust ("REIT") which until December 31, 1997, was principally engaged in investing in real estate mortgage notes. Effective December 31, 1997, CV Reit and its subsidiaries converted to an Umbrella Partnership REIT (UPREIT) structure as part of a series of transactions which closed on that date and which included the following: (1) a newly created Operating Partnership, Montgomery CV Realty L.P. (together with its wholly-owned subsidiary hereinafter collectively referred to as the "OP"), acquired 100% of the ownership interests in nine shopping centers and an office building, located in Pennsylvania and New Jersey, and an approximately 95% economic interest in Drexel Realty, Inc. ("Drexel"), a real estate management and leasing company (Note 2) and (2) CV Reit and its subsidiaries transferred substantially all of their net assets (or the economic benefit thereof) to the OP.
As a result, CV Reit, through a wholly-owned subsidiary, indirectly owns 81.7% of the OP, is the OP's sole general partner and has become a self-administered, self-managed equity REIT.


Principles of Consolidation

The accompanying consolidated financial statements include the accounts of CV Reit and all subsidiaries ("the Company"), including the OP. The Company owns 99% of the non-voting common stock and a 95% economic interest in Drexel, and owns 45%-50% interests in certain real estate partnerships, which are accounted for on the equity method. Significant intercompany accounts and transactions have been eliminated in consolidation.


Real Estate - Income Producing ("Real Estate")

Real Estate, consisting of ten shopping centers, two office buildings and a motel, is carried at cost, net of accumulated depreciation, and is subject to operating leases. Depreciation is provided over the estimated useful lives of the assets (7 to 40 years) on the straight-line method.

Effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 requires the Company to evaluate long-lived assets, including its Real Estate, for impairment based on the undiscounted future cash flows of the asset.  If a long-lived asset is identified as impaired, the value
of the asset must be reduced to its fair value.   Adoption of this
standard did not have a material impact on the Company's financial position or results of operations.


Real Estate Mortgage Notes Receivable,
Other Real Estate and Allowance For Losses

Real estate mortgage notes receivable are carried at the lower of cost or estimated net realizable value. Accrual of interest is discontinued when management believes, after considering economic and business conditions and collection efforts, that timely collection is doubtful.

Other real estate principally consists of two parcels of unimproved commercial land, totaling 38 acres located in southeast Florida, acquired by deed in lieu of foreclosure and held for resale. These properties are carried at the lower of cost (fair value at date of acquisition) or fair value less selling costs. Carrying costs and subsequent declines in net realizable value are charged to operations as incurred.

The allowance for losses is established through a provision charged to operations based upon an evaluation by management of its real estate mortgage notes receivable and other real estate. In evaluating possible losses, management takes into consideration appropriate information which may include the borrower's cash flow projections, historical operating results and financial strength, pending sales, adverse conditions that may affect the borrower's ability to repay, appraisals and current economic conditions.


Revenue Recognition

Rental income from tenants is generally recognized on a straight-line basis over the term of the respective leases. Certain leases provide for reimbursement to the Company of the tenants' share of common area maintenance costs, insurance and real estate taxes which are recorded on the accrual basis. Interest income is recognized on the accrual basis.

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

The federal income tax characteristics of dividends paid by the Company consisted of:

                                  1997     1996      1995

    Ordinary income               88.1%    91.9%     65.6%
    Capital gain distribution     10.9%     8.1%     34.4%


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


Net Income Per Common Share


In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share", which simplifies the standards for computing earnings per share ("EPS") previously found in APB No. 15, "Earnings Per Share". It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted EPS computation. The Company adopted SFAS No. 128 in 1997 and its implementation did not have a material effect on the financial statements. EPS has been restated for all prior periods presented.

Net income per common share (basic and diluted) is based on the income for the period divided by the weighted average number of common shares outstanding during each year.

The Company's potentially issuable shares of common stock pursuant to the redemption provisions of the 1,787,010 OP Units issued on December 31, 1997 and the options granted on December 31, 1997 to acquire 150,000 shares of common stock at $13.69 per share had no effect on diluted earnings per share for 1997.


Statements of Cash Flows

For financial statement purposes, the Company considers all highly liquid investments with initial maturities of three months or less to be cash equivalents.


Reclassifications

Certain 1996 and 1995 amounts have been reclassified to conform to the 1997 financial statement presentation. These reclassifications had no impact on operating results previously reported.


New Pronouncement

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which the Company will adopt as required for all periods beginning after December 15, 1997. This statement requires the disclosure of certain information about operating segments in the financial statements. It also requires that public companies report certain information about their products and services, the geographic areas in which they operate and their major customers. The adoption of SFAS No. 131 is not expected to have a significant impact on the Company's financial statements.


(2)  Acquisition

On December 31, 1997, the OP completed the acquisition of 100% of nine shopping centers and an office building from two separate groups, the Montgomery Parties and the Levy Parties (Note 8), and an approximately 95% economic interest in Drexel from Louis P.
Meshon, Sr.   Effective, December 31, 1997, Mr. Meshon became
President, Chief Executive Officer and a director of CV Reit. The acquisition was accounted for as a purchase; accordingly, the net assets acquired are included in the Consolidated Balance Sheet as of December 31, 1997. The Consolidated Statements of Net Income will include the operating results of the net assets acquired beginning in 1998.

The purchase price amounted to $61.7 million (net of cash acquired), consisting of 1,787,010 OP Units issued to the sellers, valued at $11.88 per OP Unit, or $21.2 million (based on the closing price of the Company's common stock (into which the OP Units may be redeemable - Note 13) on April 28, 1997, the date the acquisition was publicly announced); the assumption of $34.9 million of liabilities, principally mortgage indebtedness; and, cash in the amount of $5.6 million, including transaction costs.

The following unaudited proforma data summarizes the consolidated results of operations for the years indicated as if the acquisition had occurred as of the beginning of each year. The proforma results do not purport to be indicative of the results of operations which would have actually been reported had the acquisition been consummated on those dates, or which may be reported in the future (in thousands, except per share data):

                                         1997       1996
                                        -------    -------
    Revenues                            $21,276    $19,830

    Net income                          $ 7,643    $ 8,029

    Net income per common share,
      basic and diluted                 $   .96    $  1.01




(3)  Real Estate

(a) Real Estate is located in Pennsylvania, New Jersey and Florida and consists of (in thousands):

                                            December 31,
                                        -------------------
                                         1997         1996
                                        -------      ------

Shopping centers                        $64,356      $7,402
Office buildings                          5,334         962
Motel (Note 3(d)                          4,058       4,058
Other                                        81          81
                                        -------      ------
Totals                                   73,829      12,503

Less accumulated depreciation            (2,812)     (2,425)
                                        -------     -------
Net Real Estate  (Note 6)               $71,017     $10,078
                                        =======     =======

(b) Real Estate is leased to tenants under leases expiring at various dates through 2017 some of which contain renewal options of up to 30 years. Most of the leases require fixed base rentals payable monthly in advance; additional rental based on reimbursements of common area maintenance, insurance and real estate taxes and, in some leases, based on a percentage of tenants' sales; and, rent increases based on cost-of-living indexes. As of December 31, 1997, future minimum rental income under noncancellable operating leases, excluding rentals from the exercise of renewal options, is as follows (in thousands):

     Year ending December 31,

          1998                   $ 7,531
          1999                     6,762
          2000                     6,093
          2001                     5,095
          2002                     4,099
          Thereafter              19,599
                                 -------
          Total                  $49,179
                                 =======


(c) Real Estate with a net book value of $56.3 million, at December 31, 1997, is pledged as collateral for borrowings (Note 6).

(d) On March 9, 1998, the Company entered into a contract to sell the Motel. The contract is subject to various conditions and if consummated, the Company would receive net cash proceeds of approximately $4.2 million and recognize a gain of approximately
$2.3 million.


(4)  Real Estate Mortgage Notes Receivable

(a) Real estate mortgage notes receivable are collateralized by real estate located in southeast Florida and consist of (in thousands):
                                               December 31,
                                            ------------------
                                              1997      1996
Long Term Recreation Notes (the             -------    -------
  "Recreation Notes") (Notes
  4(b), 6 and 8)                            $66,236    $67,302
Other, principally due from
  Hilcoast Development Corp.
  ("Hilcoast" - Note 8)                      11,416     17,506
                                            -------    -------
          Totals                            $77,652    $84,808
                                            =======    =======

                                          Interest Sensitivity
                                          --------------------
                                           Fixed     Variable
                                            Rate       Rate
                                          -------     -------
Maturity of real estate
  mortgage notes at
  December 31, 1997:
    One year or less          $12,575     $ 6,463     $ 6,112
    After one year through
      five years                7,616       7,616          -
    After five years           57,461      57,461          -
                              -------     -------     -------
          Totals              $77,652     $71,540     $ 6,112
                              =======     =======     =======

(b) At December 31, 1997, the Recreation Notes consisted of $25 million due from Hilcoast (the "Hilcoast Recreation Note"), collateralized by first mortgages on certain real estate within the Century Village at Pembroke Pines, Florida adult condominium project (the "Pembroke Century Village"), including the recreation facilities at that project (the "Pembroke Recreation Facilities") and $41.2 million, collateralized by first mortgages on the recreation facilities at the three previously completed Century Village communities. The Hilcoast Recreation Note bears interest at 11% and through July 31, 1998, requires monthly interest payments only. On July 31, 1998, the Hilcoast Recreation Note is scheduled to be converted to an 11%, fixed rate, 25 year, $25 million, self-amortizing loan providing for equal monthly payments
of principal and interest.   This note may not be prepaid by
Hilcoast without a prepayment penalty and will be collateralized by a first mortgage on the Pembroke Recreation Facilities. The remaining $41.2 million of Recreation Notes principally provide for self-amortizing equal monthly principal and interest payments due through 2012, with interest rates averaging 13%, and contain certain prepayment prohibitions. These notes are pledged as collateral for borrowings (Note 6).

(5)  Allowance For Losses

Changes in the allowance for losses follow (in thousands):

                                    1997     1996     1995
                                   ------   ------   ------
Balance, beginning of year         $2,401   $3,107   $3,531
Reversal of provision for losses       -    (1,163)      -
Charge-offs                            -       (43)    (424)
Recoveries                             -       500       -
                                   ------   ------   ------
Balance, end of year               $2,401   $2,401   $3,107
                                   ======   ======   ======

(6)  Borrowings

(a) Borrowings consist of (in thousands):

                                             December 31,
                                          ------------------
                                            1997      1996
Mortgage notes payable through            --------  --------
  September 2008, interest
  ranging from 7.5% to prime
  (8.5% at December 31, 1997)
  plus 1/2%, collateralized by
  Real Estate  (Note 3)                   $ 33,418  $     -

Collateralized Mortgage Obligations,
  net of unamortized discounts of
  $676,000 and $809,000 based on
  an effective interest rate of
  8.84%, collateralized by certain
  of the Recreation Notes (Note 4
  (b)), quarterly self-amortizing
  principal and interest payments
  required through March 2007               32,863    35,064
                                          --------  --------
          Totals                          $ 66,281  $ 35,064
                                          ========  ========


(b) The OP has agreed that it will not make certain prepayments or refinancings of certain of the mortgage notes prior to various dates not later than July 31, 2002, without the consent of certain of the limited partners of the OP.

(c)  Maturities of borrowings are as follows (in thousands):

                1998                  $12,637
                1999                    3,130
                2000                    7,735
                2001                    5,891
                2002                    3,942
                Thereafter             32,946
                                      -------
                Total                 $66,281
                                      =======

(7)  Commitments and Contingencies


(a)  TGI Development, Inc. ("TGI")

On October 9, 1989, TGI filed a complaint in the Circuit Court of Palm Beach County against CV Reit, H. Irwin Levy, the Company's Chairman of the Board, and certain unrelated parties alleging misrepresentations by the defendants in connection with TGI's purchase and development of land from a previous borrower of the Company. The complaint, as subsequently amended, consisted of claims of common law fraud and breach of contract and sought compensatory damages of approximately $2 million in addition to punitive damages. On October 3, 1990, the Company filed a counterclaim against TGI in connection with an $800,000 promissory note from TGI to the Company. In accordance with an agreement between the parties, on August 23, 1994 the Court dismissed the breach of contract claim with prejudice and entered a judgment in the amount of $1.1 million in favor of the Company on the aforementioned counterclaim. TGI's claim of common law fraud has been scheduled for trial in September 1998 in the Circuit Court. Although the Company believes it has substantial defenses, the ultimate outcome of this litigation cannot presently be determined. Accordingly, no provision for any liability that may result upon final adjudication has been made in the accompanying financial statements. In management's opinion, the final outcome of this litigation will not have a material adverse effect on the Company's financial condition.


(b)  Other

The Company is subject to various claims and complaints relative to its business activities. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position.


(8)  Related Party Transactions

  Hilcoast/H. Irwin Levy

(a) On July 31, 1992, Hilcoast, an affiliate of the Company on that date, acquired certain assets from a previous borrower of the Company, pursuant to approval by the Bankruptcy Court of the Southern District of Florida in connection with Chapter 11 proceedings filed by that borrower. The assets were acquired by Hilcoast subject to the borrower's indebtedness to the Company, principally consisting of a term loan which as of December 31, 1997, had an outstanding balance of $25 million (Note 4(b)). H. Irwin Levy, currently the Chairman of the Board and a principal stockholder of the Company is the Chairman of the Board, Chief Executive Officer and a majority stockholder of Hilcoast. During 1997, 1996 and 1995, the Company recognized interest income of $4.3 million, $5 million and $5.3 million, respectively from Hilcoast.

(b) Effective July 31, 1992, the Company and Hilcoast entered into a consulting and advisory agreement under which Hilcoast provides certain investment advisory, consulting and administrative services to the Company, excluding matters related to Hilcoast's loans from the Company. The agreement, which originally expired on July 31, 1994, has been extended to June 30, 1999, and provides for the payment of $10,000 per month to Hilcoast, plus reimbursement for reasonable out of pocket expenses. The agreement may be terminated by Hilcoast upon 180 days notice and by the Company upon 30 days notice. During each of the three years ended December 31, 1997, the Company paid $120,000 to Hilcoast under this agreement, plus expense reimbursement.

(c) Mr. Levy owns the recreation facilities at the Century Village in Boca Raton, acquired from the Company in 1981, which is collateral for one of the Company's Recreation Notes, which had an outstanding balance of $11 million at December 31, 1997 (Note 4(b)). The note bears interest at 13.25%, requires self-amortizing equal monthly payments of principal and interest in the aggregate amount of $1.7 million per annum through 2011 and may not be prepaid. During 1997, 1996 and 1995, the Company recognized interest income of approximately $1.5 million per year on this note.

(d) Since 1990, companies owned by Mr. Levy and certain members of his family lease, manage and operate the recreation facilities at the Century Villages in West Palm Beach, Deerfield Beach and Boca Raton, which are collateral for $41.2 million of the Company's Recreation Notes (Note 4(b)).

(e) Two of the shopping centers purchased by the OP on December 31, 1997 (Note 2) were acquired from the Levy Parties (Mr. Levy and members of his family) in exchange for 386,811 OP Units (valued at approximately $4.6 million), including 77,363 OP Units (valued at approximately $900,000) issued to Mr. Levy. The economic basis used to determine the acquisition price was the same as that used for the other properties acquired on that date.

(f) The Company leases approximately 3,000 square feet of an office building, located within the Century Village at West Palm Beach community, on a month to month basis, to a company owned by Mr. Levy and a member of his family at a monthly rental of approximately $2,500, plus an allocation of utility expenses.

  Days Inn

The Company owns a 154-room Days Inn motel, located near the entrance to Century Village at West Palm Beach, Florida (Note 3(d)). The motel is leased to a corporation controlled by Alan Shulman, a director of the Company. The lease, as amended, provides for annual rental through the expiration of the lease term on August 31, 1999, equal to a minimum of $330,000, plus 30% of
gross room revenues in excess of $1.3 million.   The lease also
provides for the lessee to pay all operating costs of the motel, including real estate taxes and insurance, and to pay to the Company 50% of certain amounts received by the lessee from the concessionaire who operates the food and beverage facilities at the motel. In 1997, 1996 and 1995, the Company recognized rent income of $489,000, $454,000 and $472,000, respectively, under the lease.


(9)  Deferred Income Taxes

(a) Deferred income tax benefit differs from the amount computed by applying the statutory federal income tax rate to income before income taxes for the following reasons (in thousands):

                                     1997      1996      1995
                                    ------    ------    ------
Tax expense computed at
  statutory rate                    $2,895    $3,213    $2,841
State income tax benefit,
  net of federal effect                (29)       (6)      (86)
Dividends paid deduction            (3,169)   (3,266)   (3,644)
Other                                  303       (62)     (128)
                                    ------    ------    ------
Totals                              $   -    ($  121)  ($1,017)
                                    ======    ======    ======


(b) The components of the net deferred tax liability are as follows (in thousands):

                                                December 31,
                                             -----------------
                                               1997     1996
                                             -------   -------
Deferred tax liabilities:
  Gains on the sales of recreation
    facilities reported on the install-
    ment method for tax purposes             $13,522   $13,833
  Other                                          564       235
                                             -------   -------
Total deferred tax liabilities                14,086    14,068
                                             -------   -------

Deferred tax assets:
  Differences in reporting the
    provision for losses                         903       903
  Net operating loss carryforwards
    for tax purposes                           5,899     5,899
  Other                                          243       225
                                             -------   -------
Total deferred tax assets                      7,045     7,027
                                             -------   -------
Net deferred tax liability                   $ 7,041   $ 7,041
                                             =======   =======


(c) As of December 31, 1997, the Company has aggregate net operating loss carryforwards for tax purposes of approximately
$15.7 million, expiring $7.1 million in 2007 and $8.6 million in 2006.


(10)  Major Customers

During 1997, interest income from four borrowers provided 33% (Hilcoast), 16%, 14% and 11% (H. Irwin Levy), respectively, of total revenues. During 1996, interest income from four borrowers provided 39% (Hilcoast), 17%, 15% and 12% (H. Irwin Levy), respectively, of total revenues. During 1995, interest income from four borrowers provided 40% (Hilcoast), 17%, 15% and 12% (H. Irwin
Levy), respectively of total revenues.



(11)  Financial Instruments with Off-Balance-Sheet Risk

In connection with a line of credit agreement with Hilcoast, at December 31, 1997 the Company was a party to financial instruments with off-balance-sheet risk, principally consisting of a $2.2
million commitment to extend credit.    Those instruments, which
generally expire on July 31, 1998, involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. The contract amounts of those instruments reflect the extent of involvement and the exposure to credit loss the Company has in particular classes of financial instruments. The Company used the same credit policies and has the same credit risk in making commitments and conditional obligations as it did for on-
balance-sheet instruments.   Commitments to extend credit are
agreements to lend to a borrower as long as there is no violation of any condition established in the contract and since they may expire without being drawn upon, they do not necessarily represent future cash requirements.

(12)  Fair Value of Financial Instruments

The estimated fair values of the Company's financial instruments are as follows:
                                      December 31,
                           -------------------------------------
                                 1997               1996
                           ------------------ ------------------
                           Carrying   Fair    Carrying   Fair
                            Amount    Value    Amount    Value
                           --------  -------- --------  --------

Real estate mortgage
  notes receivable          $77,652  $99,200   $84,808  $104,189
Cash and cash equivalents    12,869   12,869     7,564     7,564
Short-term investments           -        -      6,436     6,436
Borrowings                  (66,281) (67,745)  (35,064)  (39,894)




Real estate mortgage notes receivable - Except for the Recreation Notes (Note 4(b)), the Company's real estate mortgage notes receivable principally consist of loans which mature within one year and have carrying amounts that approximate fair value. The fair value of the fixed rate, Long Term Recreation Notes is estimated by discounting the future cash flows using the current rates at which similar loans would be made with similar credit ratings and for the same remaining maturities.


Short-term investments - Fair value approximates carrying amounts due to their short-term maturity.


Borrowings - Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of the Company's borrowings.



(13)  Stockholders' Equity

Stock Options

The Company applies ABP Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its two stock option plans - the Montgomery CV Trust Executive Stock Option Plan (the "CV Plan"), and the Drexel Realty, Inc. 1997 Stock Option Plan (the "Drexel Plan"). Under the CV Plan, a maximum of 150,000 shares of the Company's common stock may be issued to certain executives, all of which were granted on December 31, 1997 at an exercise price of $13.69. The options expire on December 31, 2007 and become exercisable ratably over a five year period, commencing on December 31, 1998.

Under the Drexel Plan, a maximum of 400,000 shares of the Company's common stock may be issued to employees or non-employee directors of Drexel at an option price not less than the fair market value of the Company's common stock on the date of grant, exercisable up to a maximum of ten years from the date of grant. As of December 31, 1997, no options had been granted under the Drexel Plan.

Statement of Financial Accounting Standards No.123 (FAS 123), "Accounting for Stock-Based Compensation", requires the Company to provide pro forma information regarding net income and net income per common share as if compensation cost for stock options granted, if applicable, had been determined in accordance with the fair value based method prescribed in FAS 123. Since the only options under the CV Plan were granted on the last day of the Company's fiscal year, there is no proforma effect.

Redemption Rights

Holders of the 1,787,010 OP Units have the right to require the OP to redeem their OP Units at any time after December 31, 1998. However, upon a holder giving notice of the exercise of this right, the Company has the right to acquire such holder's OP Units in exchange for cash or, if certain conditions are satisfied, an equal number of shares of the Company's common stock.


(14)  Subsequent Events

On February 4, 1998, the Company entered into agreements to acquire six shopping centers in Pennsylvania for an aggregate purchase price of approximately $55.5 million, including projected transaction costs and fees. If consummated, the Company intends to finance substantially all of the purchase price through assumption of existing mortgages on the properties to be acquired and a Proposed Line of Credit with a financial institution (as discussed below). The acquisitions are subject to due diligence and certain other conditions and there can be no assurance that they will be consummated.

On March 16, 1998, the Company entered into a letter agreement (the ("Term Sheet") with a financial institution wherein the financial institution has agreed to provide a $100 million three year non-revolving line of credit (the "Proposed Line of Credit"). Advances under the Proposed Line of Credit: (1) must be secured by property based on specified aggregate loan to value and debt service coverage ratios, (2) bear interest at an annual rate of one month LIBOR plus 1.75% and (3) may be drawn only during the first two years of credit facility and must be repaid by certain dates during the third year. Additional provisions include a 1% commitment fee, a minimum net worth covenant and cross-default and cross-collateralization requirements. The Term Sheet is subject to various conditions which must be satisfied by March 31, 1998 and there can be no assurance that the Proposed Line of Credit will be consummated.


(15)  Selected Quarterly Financial Data (Unaudited)


Selected quarterly financial data follows (in thousands, except per share data):

                                    Quarter Ended
                      -----------------------------------------
                      Mar. 31,   Jun. 30,   Sept.30,   Dec. 31,
                      --------   --------   --------   --------
1997

  Revenues             $3,237     $3,211     $3,197     $3,670
  Net income            2,138      2,126      2,195      2,056
  Per common share        .27        .27        .28        .26

1996

  Revenues             $3,290     $3,311     $3,274     $3,367
  Net income            2,362      2,140      2,189      2,879
  Per common share        .30        .27        .27        .36

                  CV REIT, INC. AND SUBSIDIARIES
           SCHEDULE IV  -  MORTGAGE LOANS ONREAL ESTATE
                        December 31, 1997
                      (dollars in thousands)

                                                                                         Carrrying
                                           Final                                Face     Amount of
                              Interest   Maturity                             Amount of  Mortgages
      Description               Rate       Date      Periodic Payment Terms   Mortgages     (a)
---------------------------   ---------- ---------   -----------------------  ---------  ----------
Permanent -
  Recreation Facilities
  Century Village at:
    Boca Raton, FL              13.25%    12/31/11   Level P & I due monthly   $12,533   $10,959
    West Palm Beach, FL         13.25%    01/15/12   Level P & I due monthly    18,342    16,039
    Deerfield Beach, FL
     (2nd mortgage)             13.50%    01/15/12   Level P & I due monthly    13,235    11,619
    Deerfield Beach, FL          8.84%    03/01/07   Level P & I due monthly     3,485     2,619
    Pembroke Pines, FL             11%    07/31/23             (c)              25,000    25,000
                                                                                         -------
                                                                                          66,236
Residential Construction                                                                 -------
  and Development:
    Condominium project
     in Pembroke Pines, FL         11%    07/31/98   Interest monthly,           7,500     5,095
                                                     principal at maturity
    Recreation facilities
     at Century Village,
     Pembroke Pines, FL            10%    07/31/98   Interest quarterly,         5,000     5,000
     (2nd mortgage)                                  principal at maturity

Aggregate of mortgage loans
  which individually
  do not exceed 3%               8.9% to   Various                                         1,321
                                  11%     thru 12/98                                     -------
                                                                                          11,416
                                                                                         -------
                                                                                         $77,652(b)
                                                                                         =======
Note:  All loans are first mortgages except where noted, there are no prior liens and no delinquent principal or interest.

(a) The tax carrying value of the notes is approximately $41 million.
(b) The changes in the carrying amounts are summarized as follows:
                                                                       1997      1996      1995
                                                                     ---------  -------  -------
    Balance, beginning of period                                      $84,808   $99,919  $92,691
    Advances on new mortgage loans                                     16,112    16,369   23,068
    Collections of principal                                          (23,268)  (25,732) (20,661)
    Reduction of mortgage note in connection with purchase
      of real estate                                                        -    (6,248)       -
    Mortgage note received in exchange for investment security              -         -    5,000
      Foreclosures                                                          -         -     (171)
      Recoveries (charge-offs)
                                                                            -       500       (8)
                                                                     --------   -------  -------
      Balance, end of period                                          $77,652   $84,808  $99,919
                                                                     ========   =======  ========
(c) Currently requires monthly interest only payments - see Note4(b) to Consolidated
     Financial Statements regarding conversion of this loan to an 11%, fixed rate,
       25 year self-amortizing loan effective July 31, 1998.


Item 9.  Disagreement on Accounting
         and Financial Disclosure


                         None




                             PART III


Information in response to Items 10, 11, 12 and 13 is not included in this Report, since the Registrant anticipates filing a definitive proxy statement pursuant to Regulation 14A for its next annual meeting of stockholders prior to May 1, 1998. Such definitive proxy statement is incorporated by reference herein.

                             PART IV



Item 14.  Exhibits, Financial Statement Schedules
          and Reports on Form 8-K


(a) (1)   List of Consolidated Financial Statements:

     Report of Independent Certified Public Accountants

     Consolidated Balance Sheets - December 31, 1997 and 1996

     Consolidated Statements of Income  -  Years Ended
               December 31, 1997, 1996 and 1995

     Consolidated Statements of Stockholders' Equity - Years
          Ended December 31, 1997, 1996, and 1995

     Consolidated Statements of Cash Flows - Years Ended
          December 31, 1997, 1996 and 1995

     Notes to Consolidated Financial Statements


     (2)  List of Consolidated Financial Statements Schedules:

     Schedule IV  -  Mortgage Loans on Real Estate


     (3)  List of Exhibits:


     (3)(i) Amended Certificate of Incorporation of CV Reit, Inc., filed with Secretary of State of Delaware on December 31, 1997. (Incorporated by reference to Appendix C to the proxy statement of the Company filed November 11, 1997.)

     (3)(ii)   Amended and Restated By-laws of CV Reit, Inc.
               (Incorporated by reference to Appendix D to the proxy statement of the Company filed November 11, 1997.)

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


  (10)(xii) $5.0 million Promissory Note, dated March 31, 1995, from C.V.P. Community Center, Inc. to Hilcoast Development Corp. (Incorporated by reference to Exhibit 10(ii) to the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 1995.)

  (10)(xiii) Allonge dated March 31, 1995, which assigns the $5.0 million Promissory Note, dated March 31, 1995, from Hilcoast Development Corp. to CV Reit, Inc. (Incorporated by reference to Exhibit 10(iii) to the Quarterly Report on Form 10-Q of the Company for the quarter ended March 31, 1995.)

  (10)(xiv) Letter Agreements, dated July 11, 1994 and August 3, 1995, between CV Reit, Inc. and Hilcoast Advisory Services, Inc. extending the Consulting and Advisory Agreement to July 31, 1995 and July 31, 1996, respectively. (Incorporated by reference to Exhibit 10(vi) to the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 1995.)

  (10)(xv) Letter Agreement, dated July 12, 1996, between CV Reit, Inc. and Hilcoast Advisory Services, Inc. extending the Consulting and Advisory Agreement to July 31, 1997. (Incorporated by reference to
               Exhibit 10(i) to the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 1996.)

  (10)(xvi) Letter agreement, dated June 10, 1997, between CV Reit, Inc. and Hilcoast Advisory Services, Inc. extending the Consulting and Advisory Agreement to December 31, 1997. (Incorporated by reference to
               Exhibit 10(i) to the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30,1997.)

  (10)(xvii) Definitive Master Agreement, dated September 19, 1997, among CV Reit, Inc., Montgomery CV Realty Trust, and Drexel Realty, Inc., Royce Realty, Inc., Louis P. Meshon, Sr. and certain of the Meshon Parties named therein and the Levy Parties named therein. (Incorporated by reference to Appendix A to the Company's proxy statement filed on November 11, 1997.)

  (10)(xviii)  Amended and Restated Agreement of Limited
               Partnership of Montgomery CV Realty L.P. dated
               December 31, 1997.  (Incorporated by reference to
               Appendix B to the Company's proxy statement filed on November 11, 1997.)

  (10)(xix)    Supplemental Indenture No. 2 for Collateralized
               Mortgage Obligations, dated as of December 30, 1997 between Recreation Mortgages, L.P., (Issuer) and
               Bankers Trust Company (Trustee).

  (11)         Statement regarding computation of per share
               earnings.   Omitted; computation can be clearly
               determined from material contained in the report.


  (21)         Subsidiaries of the Company.


  (27)         Financial Data Schedule



(b)       Reports on Form 8-K:

          On January 15, 1998, the Registrant filed Form 8-K to report that the agreement to acquire shopping centers and related transactions had been consummated.

                            SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CV REIT, INC.

                                  /s/  Elaine Hauff
March 27, 1998               By:__________________________________
                                  Elaine Hauff, Vice President
                                     and Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
                                  /s/ H. Irwin Levy
March 27, 1998                 _________________________________
                               H. Irwin Levy, Chairman of the
                               Board of Directors

                                  /s/ Louis P. Meshon
March 27, 1998                 _________________________________
                               Louis P. Meshon, President and
                               Director

                                  /s/ Elaine Hauff
March 27, 1998                 _________________________________
                               Elaine Hauff, Vice President,
                               and Treasurer  (Principal
                               Financial Officer and
                               Principal Accounting Officer)

                                  /s/ Stanley Brenner
March 27, 1998                 _________________________________
                               Stanley Brenner, Director

                                  /s/ Stanley S. Cohen
March 27, 1998                 _________________________________
                               Stanley S. Cohen, Director

                                  /s/ Allyn Levy
March 27, 1998                 _________________________________
                               Allyn Levy,  Director

                                  /s/ Alan L. Shulman
March 27, 1998                 ________________________________
                               Alan L. Shulman, Director

                                  /s/ Milton S. Schneider
March 27, 1998                 ________________________________
                               Milton S. Schneider, Director