Form 10-Q
period 1998-03-31
CV REIT INC
filed 1998-05-13
CIK 18934

                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549
                            __________

                            FORM 10-Q
(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

               For the quarter ended March 31, 1998

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

                  CV REIT, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                      (dollars in thousands)



                                              Mar.31,    Dec.31,
               Assets                          1998       1997
               ------                        --------   --------

Real estate - income producing,
  net of accumulated depreciation            $ 98,191   $ 71,017
Real estate mortgage notes
  receivable                                   75,388     77,652
Investments in unconsolidated affiliates        3,289      3,284
Cash and cash equivalents (includes
  $918 and $915 restricted)                     6,480     12,869
Other real estate (net of allowance
  for losses of $2,401)                         5,451      5,451
Other                                           3,084      1,654
                                             --------   --------
                                             $191,883   $171,927
                                             ========   ========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

Liabilities:
  Borrowings                                 $ 85,646   $ 66,281
  Accounts payable and other
    liabilities                                 5,565      4,443
  Deferred income taxes                         7,041      7,041
                                             --------   --------
      Total liabilities                        98,252     77,765
                                             --------   --------
Minority interests in Operating
  Partnership                                  21,116     21,214
                                             --------   --------

Stockholders' equity:
  Common stock, $.01 par-shares authorized
    20,000,000; outstanding 7,966,621              80         80
  Additional paid-in capital                   18,490     18,490
  Retained earnings                            53,945     54,378
                                             --------   --------
      Total stockholders' equity               72,515     72,948
                                             --------   --------
                                             $191,883   $171,927
                                             ========   ========




See accompanying notes to consolidated financial statements.

                  CV REIT, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
          (dollars in thousands, except per share data)




                                              Three Months Ended
                                                   March 31,
                                             --------------------
                                               1998       1997
                                             ---------  ---------
Revenues:
  Rent                                       $  2,794   $    552
  Interest, principally from
    mortgage notes                              2,454      2,685
                                             ---------  ---------
                                                5,248      3,237
                                             ---------  ---------
Expenses:
  Interest                                      1,435        774
  Operating                                       854        181
  General and administrative                      349        148
  Depreciation and amortization                   444        106
                                             ---------  ---------
                                                3,082      1,209
                                             ---------  ---------
                                                2,166      2,028
Equity in income of unconsolidated
  affiliates                                      131        110
Minority interests in income of
  Operating Partnership                          (420)        -
                                             ---------  ---------
Net income                                   $  1,877   $  2,138
                                             =========  =========
Per common share:
  Net income, basic and diluted              $    .24   $    .27
                                             =========  =========
  Dividend declared                          $    .29   $    .29
                                             =========  =========

  Average common shares outstanding:
    Basic                                    7,966,621  7,966,621
                                             =========  =========
    Diluted                                  7,973,533  7,966,621
                                             =========  =========








See accompanying notes to consolidated financial statements.

                  CV REIT, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                          (in thousands)









     Balance at December 31, 1997                 $54,378

     Net income for the three months
       ended March 31 1998                          1,877

     Dividends declared                            (2,310)
                                                  -------

     Balance at March 31, 1998                    $53,945
                                                  =======



See accompanying notes to consolidated financial statements.

                  CV REIT, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands)

                                                           Three Months Ended
                                                               March 31,
                                                          -------------------
                                                            1998       1997
                                                          --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $ 1,877    $ 2,138
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                           444        106
      Equity in depreciation and amortization of
        unconsolidated affiliates                              43         44
      Minority interests in income of
        Operating Partnership                                 420         -
                                                          --------   --------
                                                            2,784      2,288
  Changes in operating assets and liabilities,
    net of effects of acquisition:
      Increase in other assets                             (1,241)      (771)
      Increase (decrease) in accounts payable
        and other liabilities                                 431       (123)
                                                          --------   --------
Net cash provided by operating activities                   1,974      1,394
                                                          --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Fundings on real estate  mortgage notes                  (4,350)    (5,091)
  Collections on real estate mortgage notes                 6,614      5,065
  Acquisitions of real estate, net of cash acquired        (7,500)        -
  Other                                                      (116)       (43)
                                                          --------   --------
Net cash used in investing activities                      (5,352)       (69)
                                                          --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of borrowings                                   (700)      (533)
  Cash dividends paid                                      (2,311)    (2,311)
  Increase in restricted cash                                  (3)        (4)
                                                          --------   --------
Net cash used in financing activities                      (3,014)    (2,848)
                                                          --------   --------
Net decrease in unrestricted cash
  and cash equivalents                                     (6,392)    (1,523)

Unrestricted cash and cash equivalents at
  beginning of the period                                  11,954      6,666
                                                          --------   --------
Unrestricted cash and cash equivalents at
  end of the period                                       $ 5,562    $ 5,143
                                                          ========   ========
Supplemental disclosure of cash flow information:
  Cash paid for interest                                  $ 1,261    $   768
                                                          ========   ========
Non-cash transactions:
  Fair value of assets acquired                          ($27,739)   $     -
  Liabilities assumed                                      20,239          -
                                                          -------    --------
  Cash paid for acquisitions, net of cash
    acquired  (Note 2(b))                                ($ 7,500)         -
                                                          =======    ========

See accompanying notes to consolidated financial statements.

                  CV REIT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




(1) Organization, Business and Basis of Presentation


Organization and Business


CV Reit, Inc. ("CV Reit") is a real estate investment trust ("REIT") which until December 31, 1997, was principally engaged in investing in real estate mortgage notes. Effective December 31, 1997, CV Reit and its subsidiaries converted to an Umbrella Partnership REIT (UPREIT) structure as part of a series of transactions which closed on that date and which included the following: (1) a newly created Operating Partnership, Montgomery CV Realty L.P. (together with its wholly-owned subsidiaries hereinafter collectively referred to as the "OP"), acquired 100% of the ownership interests in ten commercial properties, and an approximately 95% economic interest in Drexel Realty, Inc. ("Drexel"), a real estate management and leasing company and (2) CV Reit and its subsidiaries transferred substantially all of their net assets (or the economic benefit thereof) to the OP. As a result, CV Reit, through a wholly-owned subsidiary, indirectly owns 81.7% of the OP, is the OP's sole general partner and has become a self-administered, self-managed equity REIT. As of March 31, 1998, the OP owned 11 shopping centers and two office buildings, located in Pennsylvania, New Jersey and Florida.


Basis of Presentation

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


The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been consolidated or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1997.

The consolidated financial statements for the interim periods included herein, which are unaudited, include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position and results of operations of the Company for the periods presented. The results of operations for interim periods should not be considered indicative of results to be expected for the full year.

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


(2)  Real Estate - Income Producing ("Real Estate")

(a) Real Estate is located in Pennsylvania, New Jersey and Florida and consists of (in thousands):


                                       Mar. 31,     Dec.31,
                                         1998        1997
                                       --------     -------

Shopping centers (Note 3(b))           $ 91,965     $64,356
Office buildings                          5,334       5,334
Motel (Note 3(d))                         4,058       4,058
Other                                        81          81
                                       --------      ------
Totals                                  101,438      73,829

Less accumulated depreciation            (3,247)     (2,812)
                                       --------     -------
Net Real Estate  (Note 3(c))           $ 98,191     $71,017
                                       ========     =======


(b) On March 31, 1998, the OP purchased an approximately 177,000 square foot shopping center, located in Pennsylvania (the "Newtown Acquisition"), for a purchase price of $27.7 million, including transaction costs, which consisted of $7.5 million of cash and the assumption of $20.2 million of liabilities, principally mortgage debt. The acquisition was accounted for as a purchase; accordingly, the net assets acquired are included in the Consolidated Balance Sheet as of March 31, 1998. The Consolidated Statements of Income will include the operating results of the net assets acquired beginning on April 1, 1998.

(c)  Real Estate with a net book value of $83.8 million, at March
31, 1998, is pledged as collateral for borrowings (Note 4).

(d) On March 9, 1998, the Company entered into a contract to sell the Motel. The contract is subject to various conditions and if consummated, the Company would receive net cash proceeds of approximately $4.2 million and recognize a gain of approximately
$2.3 million.

(e) The Company has several pending acquisitions of shopping centers for an aggregate purchase price of $53 million. See Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources - Future Acquisitions for a discussion of these potential acquisitions.


(3)  Real Estate Mortgage Notes Receivable

(a) Real estate mortgage notes receivable are collateralized by real estate located in southeast Florida and consist of (in thousands):

                                            Mar.31,    Dec.31,
                                              1998      1997
Long Term Recreation Notes (the             -------    -------
  "Recreation Notes") (Notes
  3(b) and 4)                               $66,045    $66,236
Other, principally due from
  Hilcoast Development Corp.
  ("Hilcoast"), maturing primarily
  through July 31, 1998                       9,343     11,416
                                            -------    -------
          Totals                            $75,388    $77,652
                                            =======    =======


(b) At March 31, 1998, the Recreation Notes consisted of $25 million due from Hilcoast (the "Hilcoast Recreation Note"), collateralized by first mortgages on certain real estate within the Century Village at Pembroke Pines, Florida adult condominium project (the "Pembroke Century Village"), including the recreation facilities at that project (the "Pembroke Recreation Facilities") and $41 million, collateralized by first mortgages on the recreation facilities at the three previously completed Century Village communities. The Hilcoast Recreation Note bears interest at 11% and through July 31, 1998, requires monthly interest payments only. On July 31, 1998, the Hilcoast Recreation Note is scheduled to be converted to an 11%, fixed rate, 25 year, $25 million, self-amortizing loan providing for equal monthly payments
of principal and interest.   This note may not be prepaid by
Hilcoast without a prepayment penalty and is collateralized by a first mortgage on the Pembroke Recreation Facilities. The remaining $41 million of Recreation Notes principally provide for self-amortizing equal monthly principal and interest payments due through 2012, with interest rates averaging 13%, and contain certain prepayment prohibitions. These notes are pledged as collateral for borrowings (Note 4).

(4)  Borrowings

(a) Borrowings consist of (in thousands):


                                          Mar. 31,  Dec. 31,
                                            1998      1997
Mortgage notes payable through            --------  --------
  September 2008, interest
  ranging from 7.5% to 10.35%,
  collateralized by Real Estate
   (Note 2)                               $ 53,365  $ 33,418

Collateralized Mortgage Obligations,
  net of unamortized discount of
  $646,000 and $676,000 based
  on an effective interest rate of
  8.84%, collateralized by certain
  of the Recreation Notes (Note 3
  (b)), quarterly self-amortizing
  principal and interest payments
  required through March 2007               32,281    32,863
                                          --------  --------
          Totals                          $ 85,646  $ 66,281
                                          ========  ========


(b) Effective March 31, 1998, the Company entered into a $100 million three year credit facility with a financial institution (the "Line of Credit") - see Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources - Borrowings for a description of the terms.


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







         Management's Discussion and Analysis of Results of Operations and Financial Condition


                      Results of Operations

Net Income

For the quarter ended March 31, 1998, net income was $1,877,000 or $.24 per share compared to $2,138,000 or $.27 per share for the same period of 1997.

During the quarter ended March 31, 1998, rent income, operating expenses and depreciation and amortization increased by $2,242,000, $673,000 and $338,000, respectively, primarily due to the acquisition of ten commercial properties on December 31, 1997 (the "1997 Acquisition"). The Company expects continued increases in rent income, operating costs and depreciation during the remainder of 1998 primarily as a result of the Newtown Acquisition on March 31, 1998 and certain additional planned acquisitions (the "Planned Acquisitions" - see Liquidity and Capital Resources - Future Acquisitions), if consummated.

Interest income decreased by $231,000 during the first quarter of 1998, primarily attributable to an approximately $6 million reduction in the average balance of the Hilcoast mortgage notes receivable. The average interest rate on the mortgage notes repaid approximated 11% and the repayments have been generally utilized in connection with the 1997 Acquisitions, the Newtown Acquisition, or reinvested in lower yielding short-term investments (averaging approximately 5.40% during the first quarter of 1998). Interest income is anticipated to continue to decrease in 1998 due to scheduled repayments of the mortgage notes receivable.


Interest expense increased by $661,000 in the first quarter of 1998 primarily due to the assumption of approximately $33.4 million of mortgage indebtedness in connection with the 1997 Acquisition. Interest expense is expected to increase significantly during the remainder of 1998 due to the assumption of $20 million of mortgage indebtedness in connection with the Newtown Acquisition and the Planned Acquisitions, if consummated.


General and administrative expenses increased by $201,000 during the first quarter of 1998, reflecting increases in personnel costs and professional fees principally due to the 1997 Acquisition. These expenses are not expected to fluctuate significantly during the remainder of 1998.



Funds From Operations


Funds From Operations ("FFO") as defined by the National Association of Real Estate Investment Trusts (NAREIT), consists of net income (computed in accordance with generally accepted accounting principles) before depreciation and amortization of real property, certain non-recurring items, extraordinary items, gains and losses on sales of real estate and income taxes. The Company believes that FFO is an appropriate measure of operating performance because real estate depreciation and amortization charges are not meaningful in evaluating the operating results of the Company's properties and certain non-recurring items, such as the reversal of previously recorded losses, are not relevant to ongoing operations. However, FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and should not be considered as an alternative to either net income as a measure of the Company's operating performance or to cash flows from operating activities as an indicator of liquidity or cash available to fund all cash flow needs. In addition, since other REITs may not calculate FFO in the same manner, FFO presented herein may not be comparable to that reported by other REITs.

The following schedule reconciles FFO to net income for the quarters presented:

                                               March 31,
                                        ----------------------
                                           1998        1997
                                        ----------  ----------

Net income                              $1,877,000  $2,138,000

Depreciation and amortization
  of real property                         444,000     106,000
Equity in depreciation and
  amortization of real property
  of unconsolidated affiliates              43,000      44,000
Minority interests in income of OP         420,000         -
                                        ----------  ----------

FFO                                     $2,784,000  $2,288,000
                                        ==========  ==========
FFO - Company's share (81.7% in 1998
  and 100% in 1997)                     $2,274,000  $2,288,000
                                        ==========  ==========



                 Liquidity and Capital Resources


Consolidated Statements of Cash Flows

Net cash provided by operating activities (prior to net changes in operating assets and liabilities), as reported in the Consolidated Statements of Cash Flows, increased to $2.8 million in the first quarter of 1998 from $2.3 million for the same period in 1997. These amounts equal net income plus adjustments for non-cash items consisting of depreciation and amortization, and, during the 1998 quarter, minority interests in the income of the OP.

Net cash used by investing activities increased to $5.4 million in the first quarter of 1998 from $69,000 in the first quarter of 1997. The 1998 first quarter amounts principally consist of $7.5 million of cash required in connection with the Newtown Acquisition, partially offset by $2.3 million of net collections on real estate mortgage notes receivable.

Net cash used in financing activities increased to $3 million in the first quarter of 1998 from $2.8 million during the same period of 1997. These amounts primarily consist of distributions paid to stockholders and to a lesser extent, net repayments of borrowings. During each of the quarters ended March 31, 1998 and 1997, cash dividends declared amounted to $.29 per share.


Capital Resources

The Company's operating funds   are expected to be principally
generated from rental income from income producing properties and interest income on mortgage notes receivable. The Company believes that its operating funds will be sufficient in the foreseeable future to fund operating and administrative expenses, interest expense, recurring capital expenditures and distributions to stockholders in accordance with REIT requirements. Sources of capital for non-recurring capital expenditures and scheduled principal payments, including balloon payments, on outstanding borrowings are expected to be obtained from anticipated property refinancings, scheduled principal repayments on certain Hilcoast mortgage notes receivable, sales of non-strategic other real estate, existing cash balances, the Line of Credit (see Liquidity and Capital Resources - Borrowings) and/or potential debt or equity financing in the public or private markets.


Future Acquisitions

As of March 31, 1998, unrestricted cash and cash equivalents amounted to approximately $5.6 million, with an average yield of
5.10%.   The Company expects to continue its strategy of investing
available funds in high quality short-term corporate and government securities while it evaluates potential acquisitions of income producing properties. In the event such properties are acquired, the OP may issue additional OP Units, pay cash, or a combination thereof. If cash payments are required in excess of funds available under the Company's Line of Credit (see Liquidity and Capital Resources - Borrowings), the Company may be required to seek outside financing which may or may not be available.

On March 31, 1998, the OP completed the Newton Acquisition for a purchase price of $27.7 million, including transaction costs, which consisted of $7.5 million of cash and the assumption of $20.2 million of liabilities, principally mortgage debt. In addition, the OP has entered into agreements to acquire eight shopping centers in Pennsylvania and New Jersey for an aggregate purchase price of approximately $53 million, including projected transaction costs. The Planned Acquisitions are scheduled to close during the second quarter of 1998 and if consummated, the Company intends to finance the purchase prices through assumption of existing mortgages on the properties to be acquired, the Line of Credit (see Liquidity and Capital Resources - Borrowings) and available cash balances. The Planned Acquisitions are subject to due diligence and certain other conditions and there can be no assurance that they will be consummated.

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


Borrowings

At March 31, 1998, the Company's borrowings increased to $85.6 million from $66.3 million at December 31, 1997 as a result of the Newtown Acquisition. Scheduled principal payments over the next five years are $52.7 million with $32.9 million due thereafter.

Borrowings include $53.4 million, collateralized by a substantial portion of the Company's Real Estate. The Company expects to refinance certain of these borrowings, at or prior to maturity, through new mortgage loans on Real Estate including refinancing under the Line of Credit (see below). The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such refinancing can be achieved.

The remaining $32.2 million of borrowings consists of the CMO's which are collateralized by $41 million of the Recreation Notes and require self-amortizing principal and interest payments through March 2007. During the term of the CMO's, the scheduled annual debt service requirement approximates $5.2 million compared to annual principal and interest payments scheduled to be received under the related Recreation Notes of $6.5 million.

Effective March 31, 1998, the Company entered into a Line of Credit with a financial institution wherein the financial institution has agreed to provide a $100 million three year non-revolving line of credit. Advances under the Line of Credit: (1) must be secured by assets based on specified aggregate loan to value and debt service coverage ratios, (2) bear interest at an annual rate of one month LIBOR plus 1.75% and (3) may be drawn only during the first two years of the credit facility and must be repaid by certain dates during the third year. Additional provisions include a 1% commitment fee, a minimum net worth covenant and cross-default and cross-collateralization requirements. Advances under the Line of Credit will be used to fund acquisitions, expansions, renovations, financing and refinancing of real estate, including reimbursement of equity advances, and will require certain performance covenants. As of March 31, 1998, the Company had not borrowed any funds under the Line of Credit.

                            Inflation


During recent years, the rate of inflation has remained at a low level and had minimal impact on the Company's operating results.

Substantially all of the tenant leases contain provisions designed to lessen the impact of inflation. These provisions include escalation clauses which generally increase rental rates annually based on cost of living indexes and percentage rentals based on tenants, gross sales, which generally increase as prices rise.
Many of the leases are for terms of less than ten years which increases the ability of the OP to replace those leases which are below market rates with new leases at higher base and/or percentage rentals. In addition, most of the leases require the tenants to pay their proportionate share of increases in operating expenses, including common area maintenance, real estate taxes and insurance.

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

    Forward Looking Information: Certain Cautionary Statements


Certain statements contained in "Management's Discussion and Analysis of Results of Operations and Financial Condition" and elsewhere in this Form 10-Q, that are not related to historical results, are forward looking statements, such as collectibility of the Company's real estate mortgage notes receivable, its anticipated liquidity and capital resources and the results of legal proceedings. The matters referred to in forward looking statements are based on assumptions of future events which may not prove to be accurate and which could be affected by the risks and uncertainties involved in the Company's business; accordingly, actual results may differ materially from those projected and implied in the forward looking statements. These risks and uncertainties include, but are not limited to, the effect of conditions in the commercial real estate market and the economy in general, the level and volatility of interest rates, Court decisions regarding the Company's litigation, the impact of current or pending legislation and regulation, as well as certain other risks described in the Form 10-Q. Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this paragraph and elsewhere described in this Form 10-Q and in other reports filed by the Company with the Securities and Exchange Commission.



Item 6 - Exhibits and Reports on Form 8-K:

    Exhibits:

    27     Financial Data Schedule


    Reports on Form 8-K:

         On April 15, 1998, the Registrant filed Form 8-K to report that an agreement to acquire a shopping center had been consummated.

         On April 15, 1998, the Registrant filed Form 8-K to report that the Registrant entered into a $100,000,000 credit facility.

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


                                         CV REIT, INC.
                               ________________________________
                                          (Registrant)


                                    /s/ Louis P. Meshon
May 13, 1998                  ________________________________
                                 Louis P. Meshon,  President


                                   /s/ Elaine Hauff
May 13, 1998                  ________________________________
                                Elaine Hauff,  Vice President,
                                Treasurer and Principal
                                Financial and Accounting Officer