Form 10-Q
period 1998-06-30
CV REIT INC
filed 1998-08-13
CIK 18934

                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549
                            __________

                            FORM 10-Q
(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

               For the quarter ended June 30, 1998

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

Registrant's telephone number, including area code: 561-640-3155


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



Number of shares outstanding of the registrant's common stock, par value $.01 per share, as of July 31, 1998: 7,966,621.

                  CV REIT, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                      (dollars in thousands)



                                              Jun.30,    Dec.31,
               Assets                          1998       1997
               ------                        --------   --------

Real estate - income producing,
  net of accumulated depreciation            $129,612   $ 71,017
Real estate mortgage notes
  receivable                                   66,078     77,652
Investments in unconsolidated affiliates        3,287      3,284
Cash and cash equivalents (includes
  $922 and $915 restricted)                    13,755     12,869
Other real estate (net of allowance
  for losses of $2,401)                         5,451      5,451
Other                                           4,341      1,654
                                             --------   --------
                                             $222,524   $171,927
                                             ========   ========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

Liabilities:
  Borrowings                                 $114,567   $ 66,281
  Accounts payable and other
    liabilities                                 5,460      4,443
  Deferred income taxes                         7,041      7,041
                                             --------   --------
      Total liabilities                       127,068     77,765
                                             --------   --------
Minority interests in Operating
  Partnership                                  21,572     21,214
                                             --------   --------

Stockholders' equity:
  Common stock, $.01 par-shares authorized
    20,000,000; outstanding 7,966,621              80         80
  Additional paid-in capital                   18,490     18,490
  Retained earnings                            55,314     54,378
                                             --------   --------
      Total stockholders' equity               73,884     72,948
                                             --------   --------
                                             $222,524   $171,927
                                             ========   ========





See accompanying notes to consolidated financial statements.

                  CV REIT, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
          (dollars in thousands, except per share data)




                                    Three Months Ended      Six Months Ended
                                        June 30,               June 30,
                                   --------------------   --------------------
                                     1998       1997        1998       1997
                                   ---------  ---------   ---------  ---------
Revenues:
  Rent                             $   3,743  $     534   $   6,537  $   1,085
  Interest, principally from
    mortgage notes                     2,250      2,677       4,704      5,362
                                   ---------  ---------   ---------  ---------
                                       5,993      3,211      11,241      6,447
                                   ---------  ---------   ---------  ---------
Expenses:
  Interest                             1,883        758       3,318      1,531
  Operating                            1,120        158       1,974        340
  General and administrative             369        163         718        311
  Depreciation and amortization          585        107       1,029        213
                                   ---------  ---------   ---------  ---------
                                       3,957      1,186       7,039      2,395
                                   ---------  ---------   ---------  ---------
                                       2,036      2,025       4,202      4,052

Equity in income of
  unconsolidated affiliates              122        101         253        212
Gain on sale of real estate            2,347         -        2,347         -
Minority interests in income of
  Operating Partnership                 (825)        -       (1,245)        -
                                   ---------  ---------   ---------  ---------
Net income                         $   3,680  $   2,126   $   5,557  $   4,264
                                   =========  =========   =========  =========

Per common share:
  Net income, basic and diluted    $     .46  $     .27   $     .70  $     .54
                                   =========  =========   =========  =========

  Dividends declared                $     .29  $     .29   $     .58  $     .58
                                   =========  =========   =========  =========

  Average common shares
    outstanding:
      Basic                        7,966,621  7,966,621   7,966,621  7,966,621
                                   =========  =========   =========  =========

      Diluted                      7,966,621  7,966,621   7,969,844  7,966,621
                                   =========  =========   =========  =========









See accompanying notes to consolidated financial statements.

                  CV REIT, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                          (in thousands)









     Balance at December 31, 1997                 $54,378

     Net income for the six months
       ended June 30, 1998                          5,557

     Dividends declared                            (4,621)
                                                  -------

     Balance at June 30, 1998                     $55,314
                                                  =======





See accompanying notes to consolidated financial statements.

                  CV REIT, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands)
                                                            Six Months Ended
                                                                June 30,
                                                          -------------------
                                                            1998       1997
                                                          --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $  5,557   $  4,264
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                          1,029        213
      Gain on sale of real estate                           (2,347)        -
      Equity in depreciation and amortization of
        unconsolidated affiliates                               86         87
      Minority interests in income of
        Operating Partnership                                1,245         -
                                                          --------   --------
                                                             5,570      4,564
  Changes in operating assets and liabilities,
    net of effects of acquisition:
      Increase in other assets                              (2,163)      (541)
      Increase (decrease) in accounts payable
        and other liabilities                                   83        (87)
                                                          --------   --------
Net cash provided by operating activities                    3,490      3,936
                                                          --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Fundings on real estate  mortgage notes                   (5,190)    (9,009)
  Collections on real estate mortgage notes                 16,764     10,191
  Acquisitions of real estate, net of cash acquired        (17,127)        -
  Proceeds from the sale of real estate                      4,151         -
  Other                                                       (297)       116
                                                          --------   --------
Net cash (used in) provided by investing activities         (1,699)     1,298
                                                          --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                   7,650         -
  Repayments of borrowings                                  (3,419)    (1,077)
  Cash dividends paid                                       (4,624)    (4,628)
  Distributions to minority interests                         (519)        -
                                                          --------   --------
Net cash used in financing activities                         (912)    (5,705)
                                                          --------   --------
Net increase (decrease) in unrestricted cash
  and cash equivalents                                         879       (471)
Unrestricted cash and cash equivalents at
  beginning of the period                                   11,954      6,666
                                                          --------   --------
Unrestricted cash and cash equivalents at
  end of the period                                       $ 12,833   $  6,195
                                                          ========   ========
Supplemental disclosure of cash flow information:
  Cash paid for interest                                  $  3,054   $  1,524
                                                          ========   ========
Acquisitions:
  Fair value of assets acquired                           $(61,751)  $     -
  Liabilities assumed                                       44,474         -
  Operating Partnership Units issued                           150         -
                                                          --------   --------
  Cash paid for acquisitions, net of cash
    acquired                                              $(17,127)        -
                                                          ========   ========
See accompanying notes to consolidated financial statements.

                    CV REIT, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




(1) Organization, Business and Basis of Presentation


Organization and Business


CV Reit, Inc. ("CV Reit") is a real estate investment trust ("REIT") which until December 31, 1997, was principally engaged in investing in real estate mortgage notes. Effective December 31, 1997, CV Reit and its subsidiaries converted to an Umbrella Partnership REIT (UPREIT) structure as part of a series of transactions which closed on that date and which included the following: (1) a newly created Operating Partnership, Montgomery CV Realty L.P. (together with its wholly-owned subsidiaries hereinafter collectively referred to as the "OP"), acquired 100% of the ownership interests in ten commercial properties, and an approximately 95% economic interest in Drexel Realty, Inc. ("Drexel"), a real estate management and leasing company and (2) CV Reit and its subsidiaries transferred substantially all of their net assets (or the economic benefit thereof) to the OP. As a result, CV Reit, through a wholly-owned subsidiary, indirectly owns 81.7% of the OP, is the OP's sole general partner and has become a self-administered, self-managed equity REIT. As of June 30, 1998, the OP owned 14 shopping centers and two office buildings, located in Pennsylvania, New Jersey and Florida.


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


Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported statements of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual revenues could differ from those estimates.


(2)  Real Estate - Income Producing ("Real Estate")


(a) Real Estate is located in Pennsylvania, New Jersey and Florida and consists of (in thousands):

                                            June 30,     Dec.31,
                                              1998        1997
                                            --------     -------

     Shopping centers (Note 3(b))           $125,761     $64,356
     Office buildings                          5,334       5,334
     Motel (Note 3(c))                            -        4,058
     Other                                        81          81
                                            --------      ------
     Totals                                  131,176      73,829

     Less accumulated depreciation            (1,564)     (2,812)
                                            --------     -------
     Net Real Estate (pledged as collateral
       for borrowings (Note 4))             $129,612     $71,017
                                            ========     =======



(b) On March 31, 1998, the OP purchased an approximately 177,000 square foot shopping center, located in Pennsylvania, for a purchase price of $27.7 million, including transaction costs, which consisted of $7.5 million of cash and the assumption of $20.2 million of liabilities, principally mortgage debt.

On June 22 and 24, 1998, the OP purchased three shopping centers located in Pennsylvania and New Jersey aggregating 358,000 square feet for a total purchase price of $33.9 million, including transaction costs, which consisted of $9.5 million in cash and the incurrence or the assumption of $24.4 million of liabilities, principally mortgage debt.

The acquisitions were accounted for as purchases; accordingly, the operations of the shopping centers acquired are included in the Consolidated Financial Statements as of the dates of acquisition.

During July 1998, the OP completed the acquisition of three shopping centers, located in Pennsylvania, aggregating 261,000 square feet for a total purchase price of approximately $12.3 million, increasing the total number of properties owned by the OP to 19 aggregating over 1,500,000 square feet. In addition, the OP has several pending acquisitions of shopping centers for an aggregate purchase price of $23.5 million. See Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources - Future Acquisitions for a discussion of these potential acquisitions.


(c) On May 15, 1998, the Company sold the Motel for net cash proceeds of $4.2 million and recognized a gain of $2.3 million.



(3)  Real Estate Mortgage Notes Receivable

(a) Real estate mortgage notes receivable are collateralized by real estate located in southeast Florida and consist of (in thousands):

                                            June 30,   Dec. 31,
                                              1998       1997
                                            --------   --------
   Long Term Recreation Notes (the
     "Recreation Notes") (Notes
     3(b) and 4)                            $65,751    $66,236
   Other                                        327     11,416
                                            -------    -------
          Totals                            $66,078    $77,652
                                            =======    =======



(b) At June 30, 1998, the Recreation Notes consisted of $25 million due from Hilcoast Development Corp. (the "Hilcoast Recreation Note"), principally collateralized by first mortgages on the recreation facilities at the Century Village at Pembroke Pines, Florida adult condominium project, and $40.8 million, collateralized by first mortgages on the recreation facilities at the three previously completed Century Village communities. Through July 31, 1998, the Hilcoast Recreation Note required monthly interest payments only, based on 11% per annum. In accordance with the terms of the loan agreement dated July 31, 1992, effective July 31, 1998, the Hilcoast Recreation Note was converted to an 11%, fixed rate, 25 year, $25 million, self-amortizing loan providing for
equal monthly payments of principal and interest.   This note may not be
prepaid by Hilcoast without a prepayment penalty. The remaining $40.8 million of Recreation Notes principally provide for self-amortizing equal monthly principal and interest payments due through 2012, with interest rates averaging 13% per annum, and contain certain prepayment prohibitions. These notes are pledged as collateral for borrowings
(Note 4).

(4)  Borrowings

(a)  Borrowings consist of (in thousands):

                                                  June 30,  Dec. 31,
                                                    1998      1997
Mortgage notes payable through                    --------  --------
  September 2008, interest ranging
  from 6.9% to 10.28%, collateralized
  by Real Estate (Note 2)                         $ 65,932  $ 33,418

Mortgage notes payable in March 2001
  under $100 million credit facility, interest
  at LIBOR plus 1.75% (5.66% at June 30, 1998),
  collateralized by Real Estate (Note 2).
  See Management's Discussion and Analysis
  of Results of Operations and Financial
  Condition - Liquidity and Capital
  Resources - Borrowings for a description
  of the terms.                                     16,950         -

Collateralized Mortgage Obligations,
  net of unamortized discount of $615,000
  and $676,000 based on an effective interest
  rate of 8.84%, collateralized by certain
  of the Recreation Notes (Note 3 (b)),
  quarterly self-amortizing principal and
  interest payments required through March 2007     31,685    32,863
                                                  --------  --------

          Totals                                  $114,567  $ 66,281
                                                  ========  ========

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


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


                         Results of Operations


Net Income

    Three Months Ended June 30, 1998 and 1997

For the quarter ended June 30, 1998, net income was $3,680,000 or $.46 per share compared to $2,126,000 or $.27 per share for the same period of 1997.

During the quarter ended June 30, 1998, rent revenue, operating expenses, interest expense, and depreciation and amortization increased by $3,209,000, $962,000, $1,125,000 and $478,000, respectively, primarily due to the acquisition of ten commercial properties on December 31, 1997 (the "1997 Acquisition") and one additional shopping center in the first
quarter of 1998.   The Company expects continued increases in rent
revenue, operating costs, interest expense and depreciation during the remainder of 1998 primarily as a result of the acquisition of six additional shopping centers at the end of the second quarter and in July of 1998, and certain additional planned acquisitions (see Liquidity and Capital Resources - Future Acquisitions), if consummated.

Interest income decreased by $427,000 during the second quarter of 1998, primarily attributable to an approximately $10.6 million reduction in the average balance of the Hilcoast mortgage notes receivable. The average interest rate on the mortgage notes repaid approximated 11.5% and the repayments have been generally utilized to acquire six shopping centers since December 31, 1997, or reinvested in lower yielding short-term investments (averaging approximately 5% during the second quarter of 1998), pending completion of planned acquisitions. Interest income is anticipated to continue to decrease in 1998 although to a lesser extent, due to scheduled repayments of the mortgage notes receivable.

General and administrative expenses increased by $206,000 during the second quarter of 1998, reflecting increases in personnel and other costs, principally due to the 1997 Acquisition. These expenses are not expected to fluctuate significantly during the remainder of 1998.

Net income for the quarter ended June 30, 1998 includes a $2.3 million gain from the sale of the Days Inn Motel on May 15, 1998.

    Six Months Ended June 30, 1998 and 1997

For the six months ended June 30, 1998, net income was $5,557,000 or $.70 per share compared to $4,264,000 or $.54 per share for the same period of 1997.

During the six months ended June 30, 1998, rent revenue, operating expenses, interest expense, and depreciation and amortization increased by $5,452,000, $1,634,000, $1,787,000 and $816,000, respectively, primarily due to the 1997 Acquisition and the acquisition of one additional shopping center in the first quarter of 1998.

Interest income decreased by $658,000 during the first six months of
1998, primarily attributable to an approximately $8 million reduction in
the average balance of the Hilcoast mortgage notes receivable.   The
average interest rate on the mortgage notes repaid approximated 11.5% and the repayments have been generally utilized to acquire six shopping centers since December 31, 1997, or reinvested in lower yielding short-term investments (averaging approximately 5% during the first six months of 1998), pending completion of planned acquisitions.

General and administrative expenses increased by $407,000 during the first six months of 1998, reflecting increases in personnel and other costs primarily due to the 1997 Acquisition, and in legal fees primarily in connection with the TGI litigation. See Note 5(a) to Consolidated Financial Statements.


Funds From Operations

Funds From Operations ("FFO") as defined by the National Association of Real Estate Investment Trusts (NAREIT), consists of net income (computed in accordance with generally accepted accounting principles) before depreciation and amortization of real property, certain non-recurring items, extraordinary items, gains and losses on sales of real estate and income taxes. The Company believes that FFO is an appropriate measure of operating performance because real estate depreciation and amortization charges are not meaningful in evaluating the operating results of the Company's properties and certain non-recurring items, such as the Company's gain on sale of real estate, are not relevant to ongoing operations. However, FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and should not be considered as an alternative to either net income as a measure of the Company's operating performance or to cash flows from operating activities as an indicator of liquidity or cash available to fund all cash flow needs. In addition, since other REITs may not calculate FFO in the same manner, FFO presented herein may not be comparable to that reported by other REITs.

The following schedule reconciles FFO to net income:


                                    Three Months Ended        Six Months Ended
                                         June 30,                  June 30,
                                  ----------------------  ----------------------
                                     1998       1997         1998        1997
                                  ----------  ----------  ----------  ----------
Net income                        $3,680,000  $2,126,000  $5,557,000  $4,264,000
Depreciation and amortization
  of real property                   585,000     107,000   1,029,000     213,000
Equity in depreciation and
  amortization of real property
  of unconsolidated affiliates        43,000      43,000      86,000      87,000
Minority interests in income of OP   825,000         -     1,245,000         -
Gain on sale of real estate       (2,347,000)        -    (2,347,000)        -
                                  ----------  ----------  ----------  ----------

FFO of OP                         $2,786,000  $2,276,000  $5,570,000  $4,564,000
                                  ==========  ==========  ==========  ==========
FFO - Company's share (81.7% in
1998 and 100% in 1997)            $2,276,000  $2,276,000  $4,551,000  $4,564,000
                                  ==========  ==========  ==========  ==========

                    Liquidity and Capital Resources



Consolidated Statements of Cash Flows


Net cash provided by operating activities (prior to net changes in operating assets and liabilities), as reported in the Consolidated Statements of Cash Flows, increased to $5.6 million in the first six months of 1998 from $4.6 million for the same period in 1997. These amounts equal net income plus adjustments for depreciation and amortization, and, during the 1998 first six months, gain on sale of real estate and minority interests in the income of the OP.

Net cash used by investing activities increased to $1.7 million in the first six months of 1998 from net cash provided of $1.3 million (principally net collections on real estate mortgage notes) in the first six months of 1997. The 1998 amounts principally consist of $17.1 million of cash required in connection with acquisitions of four shopping centers in 1998, partially offset by $11.6 million of net collections on real estate mortgage notes receivable and $4.2 million received from the sale of real estate.

Net cash used in financing activities decreased to $.9 million in the first six months of 1998 from $5.7 million during the same period of 1997. The 1998 amounts consist of $5.1 million of distributions paid to stockholders and minority interests, offset by $4.2 million of net borrowings. The 1997 amounts consist of $4.6 million of cash distributions and $1.1 million of repayments of borrowings. During each of the six month periods ended June 30, 1998 and 1997, cash dividends declared amounted to $.58 per share.


Capital Resources

The Company's operating funds are expected to be principally generated from rental income from income producing properties and interest income on mortgage notes receivable. The Company believes that its operating funds will be sufficient in the foreseeable future to fund operating and administrative expenses, interest expense, recurring capital expenditures and distributions to stockholders in accordance with REIT requirements. Sources of capital for non-recurring capital expenditures and scheduled principal payments, including balloon payments, on outstanding borrowings are expected to be obtained from anticipated property refinancing, scheduled principal repayments on the Long Term Recreation Notes, sales of non-strategic other real estate, existing cash balances, the Line of Credit (see Liquidity and Capital Resources - Borrowings) and/or potential debt or equity financing in the public or private markets.

Future Acquisitions

As of June 30, 1998, unrestricted cash and cash equivalents amounted to
approximately $13.6 million, with an average yield of 5%.   The Company
expects to continue its strategy of investing available funds in high quality short-term corporate and government securities while it evaluates potential acquisitions of income producing properties. In the event such properties are acquired, the OP may issue additional OP Units, pay cash, or a combination thereof. If cash payments are required in excess of funds available under the Company's Line of Credit (see Liquidity and Capital Resources - Borrowings), the Company may be required to seek outside financing which may or may not be available.

During the six months ended June 30, 1998, the OP completed four acquisitions of shopping centers for purchase prices aggregating $61.7 million (the "1998 Acquisitions"), including transaction costs, which consisted of $17.1 million of cash (including $7.7 million borrowed under the Line of Credit) and the incurrence or assumption of $44.6 million of liabilities, principally mortgage debt. In July 1998, the OP completed the acquisition of three shopping centers for purchase prices aggregating $12.3 million, including transaction costs, consisting of $3.7 million of cash and the assumption of $8.6 million of liabilities, principally mortgage debt. In addition, the OP has entered into agreements to acquire four additional shopping centers for an aggregate purchase price of approximately $23.5 million (the "Planned Acquisitions"). If consummated, the OP intends to finance the purchase prices through assumption of existing mortgages on the properties to be acquired, the Line of Credit (see Liquidity and Capital Resources - Borrowings) and available cash balances. The Planned Acquisitions are subject to due diligence and certain other conditions and there can be no assurance that they will be consummated.

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


Borrowings

At June 30, 1998, the Company's borrowings increased to $114.6 million from $66.3 million at December 31, 1997 as a result of the 1998
Acquisitions. Scheduled principal payments over the next five years are $59.8 million with $54.8 million due thereafter.

Borrowings include $82.9 million, collateralized by a substantial portion of the Company's Real Estate, including $16.9 million under the Line of Credit (see below). The Company expects to refinance certain of these borrowings, at or prior to maturity, through new mortgage loans on Real Estate including refinancing under the Line of Credit. The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such refinancing can be achieved.

The remaining $31.7 million of borrowings consists of the CMO's which are collateralized by $41 million of the Recreation Notes and require self-amortizing principal and interest payments through March 2007. During the term of the CMO's, the scheduled annual debt service requirement approximates $5.2 million compared to annual principal and interest payments scheduled to be received under the related Recreation Notes of $6.5 million.

Effective March 31, 1998, the Company entered into a Line of Credit with a financial institution wherein the financial institution has agreed to provide a $100 million three year non-revolving line of credit. Advances under the Line of Credit: (1) must be secured by assets based on specified aggregate loan to value and debt service coverage ratios, (2) bear interest at an annual rate of one month LIBOR plus 1.75% and (3) may be drawn only during the first two years of the credit facility and must be repaid by certain dates during the third year. Additional provisions include a 1% commitment fee, a minimum net worth covenant and cross-default and cross-collateralization requirements. Advances under the Line of Credit are used to fund acquisitions, expansions, renovations, financing and refinancing of real estate, including reimbursement of equity advances, and require certain performance covenants. As of June
30, 1998, the Company has borrowed $16.9 million under the Line of Credit.


                               Inflation

During recent years, the rate of inflation has remained at a low level and had minimal impact on the Company's operating results.

Substantially all of the tenant leases contain provisions designed to lessen the impact of inflation. These provisions include escalation clauses which generally increase rental rates annually based on cost of living indexes and percentage rentals based on tenant's gross sales, which generally increase as prices rise. Many of the leases are for terms of less than ten years which increases the ability of the OP to replace those leases which are below market rates with new leases at higher base and/or percentage rentals. In addition, most of the leases require the tenants to pay their proportionate share of increases in operating expenses, including common area maintenance, real estate taxes and insurance.

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

                      PART II.  Other Information


Item 6 - Exhibits and Reports on Form 8-K:


    Exhibits:

       27   Financial Data Schedule

    Reports on Form 8-K:

       On June 5, 1998, the Registrant filed Form 8-K/A, reporting under
       Item 7. Financial Statements of Assets Acquired, Proforma
       Financial Information and Exhibits. (Reference Form 8-K dated March 31, 1998 filed June 5, 1998.)

       On June 24, 1998, the Registrant filed Form 8-K reporting
       Item 2. and Item 7., the acquisition of Marlton Crossing Shopping Center - Phase I.

       On June 25, 1998, the Registrant filed Form 8-K reporting
       Item 2. and Item 7., the acquisition of Marlton Crossing Shopping Center - Phase II.



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


                                         CV REIT, INC.
                               ________________________________
                                          (Registrant)


                                  /s/ Louis P. Meshon
August 13, 1998                ________________________________
                                  Louis P. Meshon, President


                                  /s/ Elaine Hauff
August 13, 1998                ________________________________
                                Elaine Hauff,  Vice President,
                                Treasurer and Principal
                                Financial and Accounting Officer