Form 10-Q
period 1998-09-30
CV REIT INC
filed 1998-11-13
CIK 18934

                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549
                            __________

                            FORM 10-Q
(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

             For the quarter ended September 30, 1998

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



Number of shares outstanding of the registrant's common stock, par value $.01 per share, as of October 31, 1998: 7,966,621.

                  CV REIT, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS
                      (dollars in thousands)



                                             Sept.30,    Dec.31,
               ASSETS                          1998       1997
               ------                        --------   --------

Real estate - income producing,
  net of accumulated depreciation            $141,958   $ 71,008
Real estate mortgage notes
  receivable                                   65,574     77,652
Investments in unconsolidated affiliates        3,309      3,284
Cash and cash equivalents (includes
  $926 and $915 restricted)                     4,655     12,869
Other real estate (net of allowance
  for losses of $2,401)                         5,451      5,451
Other                                           5,372      1,663
                                             --------   --------
                                             $226,319   $171,927
                                             ========   ========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

Liabilities:
  Borrowings                                 $122,127   $ 66,281
  Accounts payable and other
    liabilities                                 6,221      4,443
  Deferred income taxes                         7,041      7,041
                                             --------   --------
      Total liabilities                       135,389     77,765
                                             --------   --------
Minority interests in Operating
  Partnership                                  17,800     21,214
                                             --------   --------

Stockholders' equity:
  Common stock, $.01 par-shares authorized
    20,000,000; outstanding 7,966,621              80         80
  Additional paid-in capital                   18,490     18,490
  Retained earnings                            54,560     54,378
                                             --------   --------
      Total stockholders' equity               73,130     72,948
                                             --------   --------
                                             $226,319   $171,927
                                             ========   ========





See accompanying notes to consolidated financial statements.

                  CV REIT, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
          (dollars in thousands, except per share data)




                                    Three Months Ended     Nine Months Ended
                                       September 30,         September 30,
                                   --------------------   --------------------
                                     1998       1997        1998       1997
                                   ---------  ---------   ---------  ---------
Revenues:
  Rent                             $   5,104  $     547   $  11,641  $   1,633
  Interest, principally from
    mortgage notes                     2,122      2,650       6,826      8,012
                                   ---------  ---------   ---------  ---------
                                       7,226      3,197      18,467      9,645
                                   ---------  ---------   ---------  ---------
Expenses:
  Interest                             2,507        755       5,825      2,286
  Operating                            1,597        167       3,571        506
  General and administrative             404        159       1,122        472
  Depreciation and amortization          820         39       1,849        252
                                   ---------  ---------   ---------  ---------
                                       5,328      1,120      12,367      3,516
                                   ---------  ---------   ---------  ---------
                                       1,898      2,077       6,100      6,129

Equity in income of
  unconsolidated affiliates              150        118         403        330
Gain on sale of real estate               -          -        2,347         -
Settlement of litigation                (200)        -         (200)        -
Minority interests in income of
  Operating Partnership                 (292)        -       (1,537)        -
                                   ---------  ---------   ---------  ---------
Net income                         $   1,556  $   2,195   $   7,113  $   6,459
                                   =========  =========   =========  =========

Per common share:
  Net income, basic and diluted    $     .20  $     .28   $     .89  $     .81
                                   =========  =========   =========  =========

  Dividends declared               $     .29  $     .29   $     .87  $     .87
                                   =========  =========   =========  =========

  Average common shares
    outstanding, basic
    and diluted                    7,966,621  7,966,621   7,966,621  7,966,621
                                   =========  =========   =========  =========







See accompanying notes to consolidated financial statements.

                  CV REIT, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                          (in thousands)







     Balance at December 31, 1997                 $54,378

     Net income for the nine months
       ended September 30, 1998                     7,113

     Dividends declared                            (6,931)
                                                  -------

     Balance at September 30, 1998                $54,560
                                                  =======



See accompanying notes to consolidated financial statements.

                  CV REIT, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands)
                                                           Nine Months Ended
                                                             September 30,
                                                          -------------------
                                                            1998       1997
                                                          --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $  7,113   $  6,459
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                          1,849        252
      Gain on sale of real estate                           (2,347)        -
      Equity in depreciation and amortization of
        unconsolidated affiliates                              128        131
      Minority interests in income of
        Operating Partnership                                1,537         -
      Increase in other assets                              (2,962)      (512)
      Increase (decrease) in accounts payable
        and other liabilities                                  675        (37)
                                                          --------   --------
Net cash provided by operating activities                    5,993      6,293
                                                          --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Fundings on real estate  mortgage notes                   (5,190)   (12,397)
  Collections on real estate mortgage notes                 17,268     17,464
  Acquisitions of real estate                              (21,126)        -
  Proceeds from the sale of real estate                      4,151         -
  Purchase of short-term investments, net of maturities         -      (1,507)
  Capital improvements                                        (920)        -
  Other                                                       (164)      (942)
                                                          --------   --------
Net cash (used in) provided by investing activities         (5,981)     2,618
                                                          --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                   7,650         -
  Repayments of borrowings                                  (4,286)    (1,633)
  Cash dividends paid                                       (6,934)    (6,896)
  Distributions to minority interests                       (1,036)        -
  Redemption of Operating Partnership units                 (3,631)        -
                                                          --------   --------
Net cash used in financing activities                       (8,237)    (8,529)
                                                          --------   --------
Net increase (decrease) in unrestricted cash
  and cash equivalents                                      (8,225)       382
Unrestricted cash and cash equivalents at
  beginning of the period                                   11,954      6,666
                                                          --------   --------
Unrestricted cash and cash equivalents at
  end of the period                                       $  3,729   $  7,048
                                                          ========   ========
Supplemental disclosure of cash flow information:
  Cash paid for interest                                  $  5,367   $  2,269
                                                          ========   ========
Acquisitions:
  Fair value of assets acquired                           $(74,325)  $     -
  Liabilities assumed or incurred                           53,049         -
  Operating Partnership units issued                           150         -
                                                          --------   --------
  Cash paid for acquisitions                              $(21,126)        -
                                                          ========   ========

See accompanying notes to consolidated financial statements.

                  CV REIT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1) Organization, Business and Basis of Presentation


Organization and Business


CV Reit, Inc. ("CV Reit") is a real estate investment trust ("REIT") which until December 31, 1997, was principally engaged in investing in real estate mortgage notes. Effective December 31, 1997, CV Reit and its subsidiaries converted to an Umbrella Partnership REIT (UPREIT) structure as part of a series of transactions which closed on that date and which included the following: (1) a newly created Operating Partnership, Montgomery CV Realty L.P. (together with its wholly-owned subsidiaries hereinafter collectively referred to as the "OP"), acquired 100% of the ownership interests in ten commercial properties, and an approximately 95% economic interest in Drexel Realty, Inc. ("Drexel"), a real estate management and leasing company and (2) CV Reit and its subsidiaries transferred substantially all of their net assets (or the economic benefit thereof) to the OP. As a result, CV Reit, through a wholly-owned subsidiary, indirectly currently owns 84.2% of the OP, is the OP's sole general partner and is a self-administered, self-managed equity REIT. As of September 30, 1998, the OP owned 17 shopping centers and two office buildings, located in the Mid-Atlantic region and Florida aggregating over 1.5 million square feet.


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


(2)  Real Estate - Income Producing ("Real Estate")


(a) Real Estate is located in the Mid-Atlantic region and Florida and consists of (in thousands):

                                            Sept.30,     Dec.31,
                                              1998        1997
                                            --------     -------

     Shopping centers (Note 2(b)            $138,928     $64,356
     Office buildings                          5,338       5,334
     Motel (Note 2(c))                            -        4,058
                                            --------     -------
     Totals                                  144,266      73,748

     Less accumulated depreciation            (2,308)     (2,740)
                                            --------     -------
     Net Real Estate (pledged as collateral
       for borrowings (Note 4))             $141,958     $71,008
                                            ========     =======

(b) On March 31, 1998, the OP purchased an approximately 177,000 square foot shopping center, located in Pennsylvania, for a purchase price of $27.8 million, including transaction costs, which consisted of $7.6 million of cash and the assumption of $20.2 million of liabilities, principally mortgage debt.

During June 1998, the OP purchased three shopping centers, located in Pennsylvania and New Jersey, aggregating 358,000 square feet for a total purchase price of $34.2 million, including transaction costs, which consisted of $9.8 million in cash and the incurrence or the assumption of $24.4 million of liabilities, principally mortgage debt. On July 30, 1998, the OP purchased three shopping centers, located in Pennsylvania, aggregating 261,000 square feet for a total purchase price of $12.3 million, including transaction costs, which consisted of $3.7 million in cash and the assumption of $8.6 million of liabilities, principally mortgage debt.

The acquisitions were accounted for as purchases; accordingly, the operations of the shopping centers acquired are included in the Consolidated Financial Statements as of the dates of acquisition.

In addition, the OP has several pending acquisitions of shopping centers for an aggregate purchase price of $119 million. See Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources - Acquisitions for a discussion of these potential acquisitions.


(c) On May 15, 1998, the Company sold the Motel for net cash proceeds of $4.2 million and recognized a gain of $2.3 million.



(3)  Real Estate Mortgage Notes Receivable


(a) Real estate mortgage notes receivable are collateralized by real estate located in southeast Florida and consist of (in thousands):

                                            Sept.30,   Dec. 31,
                                              1998       1997
                                            --------   --------
   Long Term Recreation Notes (the
     "Recreation Notes") (Notes
     3(b) and 4)                            $65,431    $66,236
   Other                                        143     11,416
                                            -------    -------
          Totals                            $65,574    $77,652
                                            =======    =======



(b) At September 30, 1998, the Recreation Notes consisted of $25 million due from Hilcoast Development Corp. (the "Hilcoast Recreation Note"), principally collateralized by first mortgages on the recreation facilities at the Century Village at Pembroke Pines, Florida adult condominium project, and $40.4 million, collateralized by first mortgages on the recreation facilities at the three previously completed Century Village communities. In accordance with the terms of the loan agreement dated July 31, 1992, effective July 31, 1998, the Hilcoast Recreation Note was converted to an 11%, fixed rate, 25 year, self-amortizing loan providing for equal monthly payments of principal and interest. This note may not be prepaid by Hilcoast without a prepayment penalty. The remaining $40.4 million of Recreation Notes principally provide for self-amortizing equal monthly principal and interest payments due through 2012, with interest rates averaging 13% per annum, and contain certain prepayment prohibitions. These notes are pledged as collateral for borrowings (Note 4).



(4)  Borrowings


Borrowings consist of (in thousands):

                                                  Sept.30,  Dec. 31,
                                                    1998      1997
Mortgage notes payable through                    --------  --------
  September 2008, interest ranging
  from 6.85% to 10.28%, collateralized
  by Real Estate (Note 2)                         $ 74,100  $ 33,418

Mortgage notes payable in November 2000
  under $100 million credit facility, interest
  at one month LIBOR (5.38% at September 30,
  1998) plus 1.75%, collateralized by Real Estate
  (Note 2).  See Management's Discussion and
  Analysis of Results of Operations and
  Financial Condition - Liquidity and Capital
  Resources - Borrowings for a description
  of the terms.                                     16,950        -

Collateralized Mortgage Obligations,
  net of unamortized discount of $584,000
  and $676,000 based on an effective interest
  rate of 8.84%, collateralized by certain
  of the Recreation Notes (Note 3 (b)),
  quarterly self-amortizing principal and
  interest payments required through March 2007     31,077    32,863
                                                  --------  --------

          Totals                                  $122,127  $ 66,281
                                                  ========  ========

(5)  Redemption of Certain Minority Interests


Effective July 1, 1998, the OP redeemed 302,552 OP units for approximately $3.6 million, resulting in an increase in CV Reit's indirect ownership of the OP from 81.7% to 84.2%.


(6)  Settlement of Litigation


TGI Development, Inc. ("TGI")

On October 9, 1989, TGI filed a complaint in the Circuit Court of Palm Beach County against CV Reit, H. Irwin Levy, the Company's Chairman of the Board, and certain unrelated parties alleging misrepresentations by the defendants in connection with TGI's purchase and development of land from a previous borrower of the Company. The complaint, as subsequently amended, consisted of claims of common law fraud and breach of contract and sought compensatory damages of approximately $2 million in addition to punitive damages. During the third quarter of 1998, the parties settled the litigation. The Company paid $200,000 to TGI and both parties executed general releases.



Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


                      Results of Operations


Net Income

    Three Months Ended September 30, 1998 and 1997

For the quarter ended September 30, 1998, net income was $1,556,000 or $.20 per share compared to $2,195,000 or $.28 per share for the same period of 1997.

During the quarter ended September 30, 1998, rent revenue, operating expenses, interest expense, and depreciation and amortization increased by $4,557,000, $1,430,000, $1,752,000 and
$781,000, respectively, primarily due to the acquisition of ten commercial properties on December 31, 1997 (the "1997 Acquisition") and seven additional shopping centers in 1998 (collectively, the
"Acquisitions").   The Company expects continued increases in rent
revenue, operating costs, interest expense and depreciation in the event certain additional planned acquisitions are consummated (see Liquidity and Capital Resources - Acquisitions).

Interest income decreased by $528,000 during the third quarter of 1998, primarily attributable to an approximately $14.4 million reduction in the average balance of mortgage notes receivable. These notes principally consisted of a line of credit and certain other loans to Hilcoast which matured and were repaid during the third quarter. The average interest rate on these notes approximated 10.9% and the repayments have been generally utilized to acquire shopping centers in 1998, or reinvested in lower yielding short-term investments (averaging approximately 5% during the third quarter of 1998), pending completion of planned acquisitions. The Company's remaining mortgage notes receivable are long term and require self-amortizing payments through 2023. Accordingly, interest income is anticipated to continue to decrease although to a lesser extent, due to scheduled repayments.

General and administrative expenses increased by $245,000 during the third quarter of 1998, reflecting increases in personnel and other costs, principally due to the 1997 Acquisition, and in legal fees primarily in connection with the TGI litigation which has been settled (see Note 6 to Consolidated Financial Statements).

Net income for the quarter ended September 30, 1998 includes a $200,000 non-recurring charge from the settlement of the TGI litigation.


    Nine Months Ended September 30, 1998 and 1997


For the nine months ended September 30, 1998, net income was $7,113,000 or $.89 per share compared to $6,459,000 or $.81 per share for the same period of 1997.

During the nine months ended September 30, 1998, rent revenue, operating expenses, interest expense, and depreciation and amortization increased by $10,008,000, $3,065,000, $3,539,000 and
$1,597,000, respectively, primarily due to the Acquisitions.

Interest income decreased by $1,186,000 during the first nine months of 1998, primarily attributable to an approximately $11 million reduction in the average balance of the Hilcoast mortgage
notes receivable.   The average interest rate on the mortgage notes
repaid approximated 10.9% and the repayments have been generally utilized to acquire shopping centers in 1998, or reinvested in lower yielding short-term investments (averaging approximately 5% during the first nine months of 1998), pending completion of planned acquisitions.

General and administrative expenses increased by $650,000 during the first nine months of 1998, reflecting increases in personnel and other costs primarily due to the 1997 Acquisition, and in legal fees primarily in connection with the TGI litigation.

Net income for the nine months ended September 30, 1998 includes a $2.3 million gain from the sale of the Days Inn Motel on May 15, 1998 and a $200,000 non-recurring charge from the settlement of the TGI litigation.


Funds From Operations

Funds From Operations ("FFO"), as defined by the National
Association of Real Estate Investment Trusts (NAREIT), consists of net income (computed in accordance with generally accepted accounting principles) before depreciation and amortization of real property, certain non-recurring items, extraordinary items, gains and losses on sales of real estate and income taxes.

The following schedule reconciles FFO to net income:

                                   Three Months Ended       Nine Months Ended
                                     September 30,            September 30,
                                 ----------------------  ----------------------
                                     1998       1997         1998        1997
                                 ----------  ----------  ----------  ----------
Net income                       $1,556,000  $2,195,000  $7,113,000  $6,459,000
Depreciation and amortization
  of real property                  816,000      37,000   1,846,000     244,000
Equity in depreciation and
  amortization of real property
  of unconsolidated affiliates       43,000      44,000     128,000     131,000
Minority interests in income
  of OP                             292,000          -    1,537,000          -
Settlement of litigation            200,000          -      200,000          -
Gain on sale of real estate              -           -   (2,347,000)         -
                                 ----------              ----------
FFO - OP in 1998                 $2,907,000      N/A     $8,477,000      N/A
                                 ==========  ----------  ==========  ----------
FFO - CV Reit                    $2,448,000  $2,276,000  $6,999,000  $6,834,000
                                 ==========  ==========  ==========  ==========

The Company believes that FFO is an appropriate measure of operating performance because real estate depreciation and amortization charges are not meaningful in evaluating the operating results of the Company's properties and certain significant non-recurring items, such as the Company's gain on sale of real estate and settlement of litigation, would distort the comparative measurement of the Company's performance and are not relevant to ongoing operations. However, FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and should not be considered as an alternative to either net income as a measure of the Company's operating performance or to cash flows from operating activities as an indicator of liquidity or cash available to fund all cash flow needs. In addition, since other REITs may not calculate FFO in the same manner, FFO presented herein may not be comparable to that reported by other REITs.

                 Liquidity and Capital Resources



Consolidated Statements of Cash Flows

As of September 30, 1998, unrestricted cash and cash equivalents decreased to $3.7 million from $12 million at December 31, 1997.

Net cash provided by operating activities, as reported in the Consolidated Statements of Cash Flows, decreased to $6.0 million in 1998 from $6.3 million for the same period in 1997. The 1998 amounts generally reflect FFO of $8.5 million, partially offset by a $3 million increase in Other Assets (receivables and prepaid expenses), as a result of the Acquisitions. The 1997 amounts principally reflect FFO.

Net cash used by investing activities amounted to $6 million during 1998 compared to net cash provided by investing activities of $2.6 million (principally net collections on real estate mortgage notes partially offset by an increase in short-term investments) in 1997. The 1998 amounts principally consist of $21.1 million of cash required in connection with acquisitions of seven shopping centers in 1998, partially offset by $12.1 million of net collections on real estate mortgage notes receivable and $4.2 million received from the sale of real estate.

Net cash used in financing activities decreased to $8.2 million in 1998 from $8.5 million during the same period of 1997. The 1998 amounts consist of cash distributions amounting to $6.9 million to stockholders and $1 million to minority interests, and $3.6 million for the redemption of approximately 300,000 OP units, partially offset by $3.4 million of net borrowings. The 1997 amounts consist of $6.9 million of cash distributions to stockholders and $1.6 million of repayments of borrowings.


Borrowings

At September 30, 1998, the Company's borrowings increased to $122.1 million from $66.3 million at December 31, 1997 as a result of the 1998 Acquisitions. Scheduled principal payments over the next five years are $77.5 million with $44.6 million due thereafter.

Borrowings include $91 million, collateralized by a substantial portion of the Company's Real Estate, including $16.9 million under the Line of Credit (see below). The Company expects to refinance certain of these borrowings, at or prior to maturity, through new mortgage loans on Real Estate including refinancing under the Line of Credit. The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such refinancing can be achieved.

The remaining $31.1 million of borrowings consists of the CMO's which are collateralized by $40.4 million of the Recreation Notes and require self-amortizing principal and interest payments through March 2007. During the term of the CMO's, the scheduled annual debt service requirement approximates $5.2 million compared to annual principal and interest payments scheduled to be received under the related Recreation Notes of $6.5 million.

Effective March 31, 1998, the Company entered into a Line of Credit with a financial institution wherein the financial institution has agreed to provide a $100 million three year non-revolving line of credit. Advances under the Line of Credit: (1) must be secured by assets based on specified aggregate loan to value and debt service coverage ratios, (2) bear interest at an annual rate of one month LIBOR plus 1.75% and (3) may be drawn only during the first two years of the credit facility and must be repaid by certain dates during the third year. Additional provisions include a 1% commitment fee, a minimum net worth covenant and cross-default and cross-collateralization requirements. Advances under the Line of Credit are used to fund acquisitions, expansions, renovations, financing and refinancing of real estate, including reimbursement of equity advances, and require certain performance covenants. As of September 30, 1998, the Company has borrowed $16.9 million under the Line of Credit.


Capital Resources

The Company's operating funds are expected to be principally generated from rent revenue from income producing properties and interest income on the Long Term Recreation Notes. The Company believes that its operating funds will be sufficient in the foreseeable future to fund operating and administrative expenses, interest expense, recurring capital expenditures and distributions to stockholders in accordance with REIT requirements. Sources of capital for non-recurring capital expenditures and scheduled principal payments, including balloon payments, on outstanding borrowings are expected to be obtained from anticipated property refinancing, scheduled principal repayments on the Long Term Recreation Notes, sales of non-strategic other real estate, the Line of Credit, existing cash balances, and/or potential debt or equity financing in the public or private markets.


Acquisitions

During the nine months ended September 30, 1998, the OP completed seven acquisitions of shopping centers for purchase prices aggregating $74.3 million, including transaction costs, which consisted of $21.1 million of cash and the incurrence or assumption of $53.2 million of liabilities, principally mortgage debt. In addition, the OP has entered into agreements or letters of intent to acquire eight additional shopping centers for an aggregate purchase price of approximately $119 million (the "Planned Acquisitions"). If consummated, the OP intends to finance the purchase prices through assumption of existing mortgages on the properties to be acquired, the Line of Credit and available cash balances. The Planned Acquisitions are subject to due diligence and certain other conditions and there can be no assurance that they will be consummated.

In the event properties are acquired in the future, the OP may issue additional OP units, pay cash, or a combination thereof. If cash payments are required in excess of funds available under the Company's Line of Credit, the Company may be required to seek outside financing which may or may not be available.

The Company's policy is to acquire additional properties only if they are income producing and any proposed acquisition requires a resolution by a majority of CV Reit's Board of Directors that the acquisition will not adversely affect CV Reit's ability to pay a quarterly dividend of at least 29 cents per share. Under the OP agreement, all of the activities of the OP must generally be conducted with a view toward enabling the OP to make quarterly distributions to all partners of at least 29 cents per OP unit and such additional amount, if required, to enable CV Reit to pay a regular quarterly dividend of at least 29 cents per share to its stockholders. As of September 30, 1998, there were 1,495,736 OP units held by minority interests.




                            Inflation

During recent years, the rate of inflation has remained at a low level and had minimal impact on the Company's operating results.

Most all of the tenant leases contain provisions designed to lessen the impact of inflation. These provisions include escalation clauses which generally increase rental rates annually based on cost of living indexes (or based on stated rental increases which are currently higher than recent cost of living increases), and percentage rentals based on tenant's gross sales, which generally increase as prices rise. Many of the leases are for terms of less than ten years which increases the ability of the OP to replace those leases which are below market rates with new leases at higher base and/or percentage rentals. In addition, most of the leases require the tenants to pay their proportionate share of increases in operating expenses, including common area maintenance, real estate taxes and insurance.

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



    Forward Looking Information: Certain Cautionary Statements

Certain statements contained in "Management's Discussion and Analysis of Results of Operations and Financial Condition" and elsewhere in this Form 10-Q, that are not related to historical results, are forward looking statements, such as collectibility of the Company's real estate mortgage notes receivable and its anticipated liquidity and capital resources. The matters referred to in forward looking statements are based on assumptions of future events which may not prove to be accurate and which could be affected by the risks and uncertainties involved in the Company's business; accordingly, actual results may differ materially from those projected and implied in the forward looking statements. These risks and uncertainties include, but are not limited to, the effect of conditions in the commercial real estate market and the economy in general, the level and volatility of interest rates, the impact of current or pending legislation and regulation, as well as certain other risks described in the Form 10-Q. Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this paragraph and elsewhere described in this Form 10-Q and in other reports filed by the Company with the Securities and Exchange Commission.

                   PART II.  Other Information



Item 6 - Exhibits and Reports on Form 8-K:


    Exhibits:

       27     Financial Data Schedule

    Reports on Form 8-K:

         On September 4, 1998, the Registrant filed Form 8-K/A, reporting under Item 7. Financial Statements of Assets Acquired, Proforma Financial Information and Exhibits. (Reference Form 8-K dated June 24, 1998 filed July 9, 1998.)

         On September 4, 1998, the Registrant filed Form 8-K/A, reporting under Item 7. Financial Statements of Assets Acquired, Proforma Financial Information and Exhibits. (Reference Form 8-K dated June 25, 1998 filed July 10, 1998.)




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


                                         CV REIT, INC.
                               ________________________________
                                          (Registrant)


                                  /s/ Louis P. Meshon
November 13, 1998              ________________________________
                                  Louis P. Meshon, President


                                  /s/ Elaine Hauff
November 13, 1998              ________________________________
                                Elaine Hauff,  Vice President,
                                Treasurer and Principal
                                Financial and Accounting Officer