Form 10-K
period 1998-12-31
CV REIT INC
filed 1999-03-30
CIK 18934

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549
                          -------------
                            FORM 10-K

(Mark One)
  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934  [NO FEE REQUIRED]

For the fiscal year ended  December 31, 1998

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


     Common Stock, par value $.01 per share ("Common Stock"), was the only class of voting stock of the Registrant outstanding on December 31, 1998. Based on the last sale price of the Common Stock on the New York Stock Exchange as reported by the consolidated transaction reporting system on March 25, 1999 ($11.38), the aggregate market value of the 6,531,285 shares of the Common Stock held by persons other than officers, directors and persons known to the Registrant to be the beneficial owner (as that term is defined under the rules of the Securities and Exchange Commission) of more than five percent of the Common Stock on that date was approximately $74 million. By the foregoing statements, the Registrant does not intend to imply that any of these officers, directors or beneficial owners are affiliates of the Registrant or that the aggregate market value, as computed pursuant to rules of the Securities and Exchange Commission, is in any way indicative of the amount which could be obtained for such shares of Common Stock.




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

                    Yes ___   No ___



            (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

       7,966,621 shares of Common Stock, par value $.01 per share, were outstanding as of March 25, 1999.


               DOCUMENTS INCORPORATED BY REFERENCE

           Definitive Proxy Statement of CV Reit, Inc.
           for the 1999 Annual Meeting of Stockholders
                    (incorporated in Part III)

                              PART I


Item 1.   Business


Background

CV Reit, Inc. ("CV Reit"), together with its subsidiaries, has operated as a real estate investment trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code since January 1, 1982. A company which qualifies as a REIT may, if it distributes at least 95% of its ordinary taxable income for a taxable year, deduct dividends paid to stockholders with respect to such taxable year from taxable income. We intend to operate in such a manner that we will continue to qualify as a REIT. In any year in which we qualify, we will not be taxed under the Code on income distributed to our stockholders attributable to that year.

After our qualification as a REIT in 1982, our operating strategy consisted of investing in real estate mortgage notes receivable, primarily loans to developers. Due to economic conditions in the real estate market and the economy in general, in the early 1990's we decided to limit new loan commitments and began to utilize monies received from the repayment of mortgage notes receivable and the sale of real estate primarily to reduce our outstanding borrowings. By 1994, we had repaid all of our outstanding borrowings (other than our long-term Collateralized Mortgage Obligations - "CMO's") and had significantly reduced our mortgage loan commitments.

While we evaluated alternative real estate investments, our
available funds were principally reinvested in high quality short-term corporate or government securities, which generally yielded an
average of only 5 percent to 6 percent.   Consequently, we
concluded that it was appropriate to seek to acquire a portfolio of higher yielding real estate investments along with proven and experienced personnel to manage and enhance such a portfolio.

On April 28, 1997, we entered into a contract to acquire a number of shopping centers and an interest in Drexel Realty, Inc. ("Drexel"), a real estate management and leasing company. Subsequently, certain of the parties entered into a definitive agreement (the "Master Agreement"), dated as of September 19, 1997. The Master Agreement and certain related matters were approved by our stockholders at a Special Meeting of Stockholders on December 17, 1997 and the transactions closed on December 31, 1997.

As a result, effective December 31, 1997 we converted to an
Umbrella Partnership REIT (UPREIT) structure as part of a series of transactions which included the following:  (1) a newly created
Operating Partnership, Montgomery CV Realty L.P. (together with its wholly-owned subsidiaries, collectively referred to as the "OP"), acquired 100% of the ownership interests in nine shopping centers and an office building, located in Pennsylvania and New Jersey, from two separate groups, the Montgomery Parties and the Levy
Parties (see Note 8 to Consolidated Financial Statements), and an
approximately 95% economic interest in Drexel from Louis P. Meshon,
Sr., (2) CV Reit and its subsidiaries transferred substantially all of their net assets (or the economic benefit) to the OP and (3) our
Certificate of Incorporation and By-Laws were amended, among other items, to provide that additional properties could be acquired only if a majority of our Board of Directors determines that the
acquisition will not adversely affect our ability to pay a
quarterly dividend of at least 29 cents per share.  As a result, CV
Reit, through a wholly-owned subsidiary, indirectly currently  owns
84.2% of the OP, is its sole general partner and has become a self-administered,
self-managed equity REIT.   In addition, Mr. Meshon
has become President, Chief Executive Officer and a director of CV
Reit.

Operating Strategies

Our primary business objectives are to increase Funds From Operations (see Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition - Funds From Operations) and funds available for distribution, and to enhance the value of our properties. We plan to achieve these objectives through the business strategies listed below. There can be no assurance, however, that such objectives will be achieved.

  Maximization of cash flow through the efficient operation of our properties including active leasing and property management, maintenance of high occupancy levels, increasing rental rates and controlling operating and capital costs.

  Acquisition of additional properties which satisfy our criteria, at favorable prices, including properties requiring renovation or re-leasing.

  Completion of strategic renovations and expansions to further maximize operating cash flow.

  Attainment of greater access to financing sources, including securitized debt and public capital markets.

Assets

At December 31, 1998, the book value of our assets amounted to $225.4 million, including $142.4 million in income producing real estate and $65 million in real estate mortgage notes receivable.
A description of our principal assets follows:

Real Estate - Income Producing

The OP, directly or indirectly, owns 100% (or the economic benefit) of seventeen neighborhood or community shopping centers and two office buildings, located in Pennsylvania, New Jersey and Florida ("Real Estate"), comprising 1,542,000 square feet. The properties are diverse in size, ranging from 8,000 square feet to 177,000 square feet of gross leasable area and average 81,000 square feet. The shopping centers generally attract local area customers and are typically anchored by a supermarket, drugstore and/or discount stores. The centers are smaller than regional malls and do not depend on customers who travel long distances. The tenant base generally concentrates on everyday purchases from local customers. Anchors attract shoppers who then also often patronize the smaller
shops.   At December 31, 1998,  95.6% of the Real Estate was leased to tenants under operating leases. Substantially all of the Real Estate is pledged as collateral for borrowings (See Note 6 to Consolidated Financial Statements).

The following table sets forth certain pertinent information, as of December 31, 1998, regarding our Real Estate. Except for Century Plaza and the Century Village Administration Building, which we originally built, each of the properties was acquired by the OP on December 31, 1997, or during 1998:

                            Year of                                   Lease
                    Year    Latest     Leas-  Occupancy               Expir-
                   Origin-  Renova-    able     Rate                  ation/
                    ally    tion or   Square    as of    Principal    Option
                   Built   Expansion  Footage 12/31/98    Tenants    Expiration
                   ------- ---------  ------- --------- ------------ ----------

Shopping Centers

Century Plaza
Deerfield Beach,   1976     1991       85,151    92.4%  Broward         2001
FL                                                       County
                                                         Library

Chesterbrook
 Village Center    1980     1995      122,316    96.9%  Genuardi      2010/2030
Wayne, PA                                                Markets

Collegeville
 Shopping Center   1978     1994      110,518    98.3%  Acme          2003/2038
Collegeville, PA

County Line Plaza  1970     1998      175,023   100.0%  Ames          002/2017
Souderton, PA                                   (1)     Clemens       2007/2027
                                                         Markets

Danville Plaza     1971     1987       24,052    92.8%  CVS Pharmacy  2007/2027
Danville, PA

Gilbertsville
 Shopping Center   1974     N/A        85,748    96.5%  Weis Markets  2004/2014
Gilbertsville, PA

Marlton Shopping
 Center-Phase II   1986     N/A       141,795    90.9%  Burlington    2002/2030
Evesham, NJ                                              Coat Factory
                                                        T.J. Maxx     2001/2011

Marlton Shopping
 Center-Phase I    1985     N/A       146,542   100.0%  Super Fresh   2007/2047
Evesham, NJ                                              Markets

New Holland
 Plaza             1977     N/A        65,730    83.1%  Weis Markets  2000/2015
New Holland, PA

Mount Carmel
 Plaza             1988     N/A        14,504    90.3%  CVS Pharmacy  2002/2012
Glenside, PA                                     (1)

North Penn
 Marketplace       1983     N/A        57,898   100.0%  Eckerd Drugs  2003/2018
Upper Gwynedd,
PA

Rio Grande
  Plaza            1991     1997      138,747   100.0%  JC Penney     2012/2042
Rio Grande, NJ                                  (1)     Peebles       2012/2022
                                                        Sears         2006/2026

Route 6 Office
  Max Center       1972     1990       47,224   100.0%  Office Max    2006/2016
Dickson City, PA

Village at         1989     N/A       177,032    94.6%  Genuardi      2008/2018
 Newtown                                                 Markets
Newtown, PA

Whitemarsh
 Shopping Center   1969     1996       67,546   100.0%  Clemens       2017/2027
Conshohocken, PA                                         Markets

Woodbourne
  Square           1985     N/A        29,976    86.2%  Rehab Place   2000
Langhorne, PA                                            at Oxford
                                                         Valley

555 Scott Street
  Center           1961     N/A         8,400   100.0%  Pet Supplies  2000/2005
Wilkes-Barre, PA                                         Plus

Office Buildings

Century Village
  Administration
  Building         1970     1995       25,100   100.0%  First Choice  2000/2025
W. Palm Beach,                                           Health Care
FL                                                       Services

Plymouth Plaza     1974     1974       30,026    96.3%  Montgomery    2004
Plymouth Meeting,                                        CV Realty
PA                                                       Trust
                                    ---------   ------
Totals                              1,553,328    96.3%
                                    =========   ======
________
(1) Includes space for which rent is being paid but which is not presently occupied (total of 20,800 square feet).

In March 1999, we entered into conditional agreements to acquire three additional shopping centers in Pennsylvania and New Jersey, containing a total of approximately 400,000 square feet and an overall occupancy of 96%, for an aggregate purchase price of approximately $43 million. The acquisitions are subject to due diligence and certain other conditions and there is no assurance that they will be consummated.

On May 15, 1998, we sold our 154-room Days Inn motel for net cash proceeds of $4.2 million and recognized a gain of $2.3 million.



Real Estate Mortgage Notes Receivable

Our real estate mortgage notes receivable are summarized as follows (in thousands):

                                                 December 31,
                                              ------------------
                                                1998      1997
                                              --------  --------
Long Term Recreation Notes
  (the "Recreation Notes")                     $64,963   $66,236
Other, principally due from
  Hilcoast Development Corp.
  ("Hilcoast")                                      25    11,416
                                              --------  --------
            Totals (1)                         $64,988   $77,652
                                              ========  ========

_________
 (1) As of December 31, 1998, none of the above real estate mortgage notes were delinquent.

  Recreation Notes

At December 31, 1998, the Recreation Notes consisted of $24.9 million due from Hilcoast (the "Hilcoast Recreation Note" - see
Note 8(a) to Consolidated Financial Statements regarding Related Party Transactions), principally collateralized by first mortgages on the recreation facilities at the Century Village at Pembroke Pines, Florida adult condominium project, and $40.1 million, collateralized by first mortgages on the recreation facilities at the three previously completed Century Village communities, including $10.7 million due from H. Irwin Levy (the "Levy Note"), Chairman of the Board and a principal stockholder of our company and Chairman of the Board, Chief Executive Officer and a majority stockholder of Hilcoast.

The Hilcoast Recreation Note bears interest at 11% and through July 31, 1998, required monthly interest payments only. On July 31, 1998, the Hilcoast Recreation Note was converted to an 11%, fixed rate, 25 year, self-amortizing loan providing for equal monthly payments of principal and interest in the aggregate amount of $2.9 million per annum. This note may not be prepaid by Hilcoast without a prepayment penalty.

The remaining $40.1 million of Recreation Notes generally arose from our sale of the recreation facilities at the Century Village adult condominium communities in West Palm Beach and Deerfield
Beach, Florida to unrelated parties in January 1982 and in Boca
Raton, Florida to Mr. Levy in December 1981.  The terms of Mr.
Levy's acquisition of the recreation facilities, including the terms and security of the Levy Note, were substantially the same as the terms of the sales (negotiated independently) of the other two recreation facilities. These notes principally consist of 30 year non-recourse notes maturing in 2012, with interest rates averaging
13% (13.25% in the case of the Levy Note).   Equal monthly self-amortizing
installments of principal and interest in the aggregate amount of $6.5 million per annum are required, including $1.7 million from Mr. Levy. The Levy Note may not be prepaid;
prepayments on the other Recreation Notes generally are not permitted until 2007. Since 1990, companies owned by Mr. Levy and certain members of his family have leased, managed and operated the recreation facilities at the Century Villages in West Palm Beach, Deerfield Beach and Boca Raton, which are collateral for these notes.

The Recreation Notes, excluding the Hilcoast Recreation Note, are pledged as collateral for the CMO's issued by our company, which as of December 31, 1998, had an outstanding balance of $30.5 million. In March 1999, the Hilcoast Recreation Note was pledged as collateral for future borrowings under an $18.5 million Promissory
Note as part of the our $100 million line of credit.   See Item 7.
Management's Discussion and Analysis of Results of Operations and Financial Condition - Liquidity and Capital Resources for descriptions of the CMO's and line of credit.

Investments in Unconsolidated Affiliates

  Self Storage Warehouse Partnerships

We own 45%-50% general and limited partnership interests in three partnerships whose principal assets consist of self-storage warehouses located in southeast Florida, with an aggregate of approximately 2,800 units and 320,000 square feet, managed by independent parties. Our partners in these partnerships are certain members of the Granados family. We have no financial obligation with respect to such partnerships except under state law, as general partners. We receive monthly distributions from each of the partnerships based on cash flows.


  Drexel

Effective December 31, 1997, we acquired an approximately 95% economic interest in Drexel, which for over 25 years has been engaged in the development, brokerage, construction, leasing and management of real estate. In addition to managing our Real Estate, Drexel currently manages eleven other properties located in Pennsylvania and New Jersey, including one property under contract to the OP for purchase. During 1998, management contracts for 15 additional properties were terminated, primarily as a result of Drexel's decision to concentrate mainly on management, leasing and renovation of our Real Estate. It is not contemplated that Drexel will seek any additional third party management contracts in the future. Currently, 99% of the voting stock of Drexel is beneficially owned by Mr. Meshon and held in a voting trust and 100% of the non-voting stock is owned by the OP. Mr. Meshon currently serves as President of Drexel.


Other Real Estate

We own certain real estate acquired by deed in lieu of foreclosure and held for resale, principally consisting of three parcels of unimproved commercial land, totaling 38 acres located in southeast Florida, with a book value of $5.5 million at December 31, 1998, net of a $2.4 million allowance for losses.

Industry Factors

Ownership of commercial real estate involves risks arising from changes in economic conditions generally and in the commercial real estate market specifically, as well as risks which result from property-specific factors such as the failure or inability to make needed capital improvements, competition, reductions in revenue arising from decreased occupancy or reductions in the level of rents obtainable, and factors which increase the cost of operating, financing and refinancing properties such as escalating interest rates and wage rates, increased taxes, fuel costs and other operating expenses and casualties. All of these kinds of risks can result in reduced net operating revenues available for distribution. Our ability to manage the properties effectively notwithstanding such risks and economic conditions will affect the funds available for distribution.

The results of operations of our company also depend upon the availability of suitable opportunities for investment and reinvestment of our funds and on the yields available from time to time on real estate investments, which in turn depend to a large extent on the type of investment involved, prevailing interest rates, the nature and geographical location of the property, competition and other factors, none of which can be predicted with certainty. Our competitors for acceptable investments include insurance companies, pension funds, and other REIT's which may have investment objectives similar to ours and some of which may have greater financial resources than ours. We are not aware of statistics which would allow us to determine our position with respect to all of our competitors in the commercial real estate investment industry.

Relationship With Hilcoast/H. Irwin Levy

See Note 8 to Consolidated Financial Statements and Business - Real Estate Mortgage Notes Receivable in connection with certain related party transactions with H. Irwin Levy and Hilcoast, and with one of our directors, Alan Shulman.

Employees

On December 31, 1998, we employed 96 persons, substantially all of whom were employed by Drexel or a wholly-owned subsidiary of Drexel.


Item 2.  Properties


See Item 1.   Business - Real Estate, Other Real Estate and
Investments in Unconsolidated Affiliates.

Item 3.  Legal Proceedings


TGI Development, Inc. ("TGI")

On October 9, 1989, TGI filed a complaint in the Circuit Court of Palm Beach County against our company, Mr. Levy and certain unrelated parties, alleging misrepresentations by the defendants in connection with TGI's purchase and development of land from a previous borrower of our company. The complaint, as subsequently amended, consisted of claims of common law fraud and breach of contract and sought compensatory damages of approximately $2 million in addition to punitive damages. During 1998, the parties settled the litigation whereby we paid $200,000 to TGI and both parties executed general releases.


Other

We are subject to various claims and complaints relative to our business activities. In our opinion, the ultimate disposition of these matters will not have a material adverse effect on our financial position.


Item 4.   Submission of Matters to a Vote of Security Holders


No matter was submitted to a vote of security holders during the fourth quarter of 1998.



                             PART II


Item 5.  Market for Our Common Stock
         and Related Security Holders Matters


Our Common Stock is listed for trading on the New York Stock Exchange under the symbol CVI. The following table sets forth the high and low sales prices per share and the dividends per share which we declared on the Common Stock, for each quarter during the past two years.

                     Market Price Range
                     -------------------         Dividends
                     High            Low         Declared
1998                 ----            ---       ------------
First Quarter       15-1/4          13-1/4        $ .29
Second Quarter      14-5/16         13              .29
Third Quarter       13-5/8          12              .29
Fourth Quarter      13              11-1/2          .29
                                                  -----
                                                  $1.16
1997                                              =====
First Quarter       14              12-3/8        $ .29
Second Quarter      12-7/8          11-1/4          .29
Third Quarter       14              12-1/2          .29
Fourth Quarter      13-15/16        12-11/16        .29
                                                  -----
                                                  $1.16
                                                  =====

As of March 25, 1999 there were 7,966,621 shares of Common Stock outstanding and approximately 1,800 holders of record of our stock.

CV Reit, through its wholly-owned subsidiary, Montgomery CV Realty Trust (the "Trust"), indirectly owns 7,966,621 OP units (representing 84.2% of the OP). The holders of substantially all of the remaining 15.8%, or 1,495,736 OP units, have the right to require the OP to redeem their OP units for cash at any time after December 31, 1998. However, upon a holder giving notice of the exercise of this right, the Trust has the right to acquire such holder's OP units in exchange for cash or, if certain conditions are satisfied, an equal number of shares of CV Reit's Common Stock.

We expect to continue to qualify as a REIT. A corporation which qualifies as a REIT may, if it distributes at least 95% of ordinary taxable income for a taxable year, deduct dividends paid to stockholders with respect to such taxable year from taxable income.

A REIT is not required to distribute capital gain income but to the extent it does not, it must pay the applicable capital gain income tax unless it has ordinary losses to offset such capital gain income. We have historically distributed to our stockholders capital gain income arising from principal repayments on the Recreation Notes (see Item 1. Business - Real Estate Mortgage Notes Receivable) which are being reported on the installment method for tax purposes. We intend to continue to distribute such capital gain income in the future. Future distributions will be at the discretion of the Board of Directors and will depend on our cash flow, financial condition, capital requirements, the annual REIT distribution requirements and such other factors as the Board deems appropriate.

Item 6.  Selected Financial Data
(dollars in millions, except per share data)

                                      Year Ended December 31,
                        -------------------------------------------------
                          1998      1997      1996      1995      1994
                        --------- --------- --------- --------- ---------
Revenues:
  Income producing
    real estate           $17.2     $ 2.7     $ 1.1     $  .7     $  .6
  Mortgage notes
    receivable              8.8      10.6      11.7      12.2      12.8
                        --------- --------- --------- --------- ---------
Total revenues            $26.0     $13.3     $12.8     $12.9     $13.4
                        ========= ========= ========= ========= =========
Income before income
  taxes                   $8.8      $8.5      $9.4      $8.4      $6.3
                        ========= ========= ========= ========= =========

Net income                $15.9(b)  $8.5      $9.6      $9.4      $6.3
                        ========= ========= ========= ========= =========
Funds From Operations
  (FFO) (a)               $9.5      $9.1      $9.0      $8.7      $8.4
                        ========= ========= ========= ========= =========

Per common share:
  Net income, basic
  and diluted             $1.99     $1.07     $1.20     $1.18     $0.79
                        ========= ========= ========= ========= =========

  Dividends declared      $1.16     $1.16     $1.14     $1.08     $1.08
                        ========= ========= ========= ========= =========
  Average shares
    outstanding,
    basic and diluted   7,966,621 7,966,621 7,966,621 7,966,621 7,966,621
                        ========= ========= ========= ========= =========
At Year End:
Total assets              $225.4    $171.9   $118.9    $120.0    $122.8
                        ========= ========= ========= ========= =========

Borrowings                $121.9    $66.3     $35.1     $37.1     $38.9
                        ========= ========= ========= ========= =========

Stockholders' equity:
  Total                   $79.6     $72.9     $73.7     $73.2     $72.4
                        ========= ========= ========= ========= =========

  Per common share        $9.99     $9.16     $9.25     $9.19     $9.09
                        ========= ========= ========= ========= =========

__________
(a) Please refer to Management's Discussion and Analysis of Results of Operations and Financial Condition for a definition of FFO.

(b) Includes $7 million benefit arising from the reversal of deferred tax liability - please refer to Note 9 to Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition


                      Results of Operations

Net Income

                      1998 Compared to 1997


Net income for the year ended December 31, 1998 was $15,850,000 or $1.99 per share compared to $8,515,000 or $1.07 per share for 1997.

During 1998, rent revenue, operating expenses, interest expense and depreciation and amortization increased by $14,452,000, $4,314,000, $5,049,000 and $2,298,000, respectively, primarily due to the acquisition of ten commercial properties on December 31, 1997 (the "1997 Acquisition") and seven additional shopping centers in 1998 (collectively the "Acquisitions"). The Company expects continued increases in rent revenue, operating expenses, interest expense and depreciation and amortization as we realize a full twelve months of operations from our 1998 acquisitions.

Interest income decreased by $1,758,000 during 1998, primarily attributable to an approximately $11.2 million reduction in the average balance of the mortgage notes receivable. These notes principally consisted of a line of credit and certain other loans to Hilcoast which matured and were repaid during 1998. The average interest rate on these notes approximated 10.9% and the repayments as well as a substantial portion of our existing cash balances were generally utilized to acquire shopping centers in 1998 or reinvested in lower yielding short-term investments (averaging approximately 5% during 1998), pending the completion of certain planned acquisitions. The Company's remaining mortgage notes receivable are long term and require self-amortizing payments through 2023. Accordingly, interest income is anticipated to continue to decrease, although to a lesser extent, due to scheduled repayments.

General and administrative expenses increased by $1,039,000 during 1998, reflecting increases in personnel and other costs due to the 1997 Acquisitions, and in legal fees primarily in connection with the TGI litigation which has been settled (see Note 7 to Consolidated Financial Statements).

Net income for the year ended December 31, 1998 includes a $2,347,000 gain on the sale of the Days Inn Motel on May 15, 1998 and a $7,041,000 deferred income tax benefit (see Note 9 to Consolidated Financial Statements).

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

For the years ended December 31, 1998, 1997 and 1996, FFO amounted to $9,535,000, $9,088,000 and $8,956,000, respectively. The following schedule reconciles FFO to net income for the years presented (in thousands):

                                      1998      1997      1996
                                     -------   -------   -------

Net income                           $15,850   $ 8,515   $ 9,570
Minority interests in income of OP     1,855        -         -
Deferred income tax benefit           (7,041)       -       (121)
                                     -------   -------   -------
Income before minority interests
  and deferred income tax benefit     10,664     8,515     9,570

Depreciation and amortization
  of real property                     2,702       398       238

Equity in depreciation and
  amortization of real property
  of unconsolidated affiliates           171       175       175

Gain on sale of real estate           (2,347)       -         -

Non-recurring items, principally
  settlement of litigation in
  1998 and reversal of provision
  for losses in 1996                    300         -       (906)
                                    -------
FFO before minority interests       $11,490
                                    =======   -------   -------
FFO after minority interests (a)    $ 9,535   $ 9,088   $ 8,956
                                    =======   =======   =======

________
(a) Minority interests in OP averaged 17% in 1998. There were no minority interests prior to December 31, 1997.


We believe that FFO is an appropriate measure of operating performance because real estate depreciation and amortization charges are not meaningful in evaluating the operating results of our properties and certain non-recurring items, such as the gain on the sale of real estate, deferred income tax benefit, reversal of provision for losses and settlement of litigation, would distort the comparative measurement of performance and are not relevant to
ongoing operations.   However, FFO does not represent cash
generated from operating activities in accordance with generally accepted accounting principles and should not be considered as an alternative to either net income as a measure of our operating performance or to cash flows from operating activities as an indicator of liquidity or cash available to fund all cash flow needs. In addition, since other REITs may not calculate FFO in the same manner, FFO presented herein may not be comparable to that reported by other REITs.

                 Liquidity and Capital Resources


Consolidated Statements of Cash Flows

As of December 31, 1998, unrestricted cash and cash equivalents decreased to $3.8 million from $12 million at December 31, 1997.

Net cash provided by operating activities, as reported in the Consolidated Statements of Cash Flows, increased to $9.9 million in 1998 from $8.9 million in 1997 and $9.1 million in 1996. These amounts generally reflect FFO and net changes in other assets and liabilities.

Net cash used by investing activities amounted to $6.8 million in 1998 compared to net cash provided by investing activities of $7.8 million in 1997 and $1.8 million in 1996. The 1998 amounts principally consist of $21.4 million of cash required in connection with the acquisitions of seven shopping centers and $2.1 million of capital improvements, partially offset by $12.7 million of net collections on real estate mortgage notes receivable and $4.2 million received from the sale of real estate. The 1997 amounts principally consist of $7.2 million of net collections on real estate mortgage notes receivable and the maturity of $6.4 million of short-term investments, partially offset by $5.6 million of cash required in connection with the acquisition of nine shopping
centers and an office building on December 31, 1997.   The 1996
amounts consist of $9.4 million of net collections on real estate mortgage notes receivable, partially offset by a $6.4 million increase in short-term investments and 1.2 million of cash required in connection with the acquisition of Century Plaza.

Net cash used in financing activities amounted to $11.2 million in 1998 compared to $11.4 million in 1997 and $10.9 million in 1996. The 1998 amounts consist of cash distributions amounting to $9.2 million to stockholders and $1.5 million to minority interests, and $3.7 million for the redemption of approximately 300,000 OP units, partially offset by $3.2 million of net borrowings. The 1997 amounts consist of $9.2 million of cash distributions to stockholders and $2.2 million of repayments of borrowings. The 1996 amounts consist of $8.9 million of cash distributions to stockholders and $2 million of repayments of borrowings. There were no minority interests prior to December 31, 1997. Cash dividends declared amounted to $1.16 per share in 1998 and 1997 and $1.14 per share in 1996.

Borrowings

At December 31, 1998, our borrowings increased to $121.9 million from $66.3 million at December 31, 1997 as a result of the acquisition of seven shopping centers during 1998. Scheduled principal payments over the next five years are $70.3 million with $51.6 million due thereafter.

Borrowings include $91.4 million, collateralized by a substantial portion of our Real Estate, including $16.9 million under the Line of Credit (see below). We expect to refinance certain of these borrowings, at or prior to maturity, through new mortgage loans on Real Estate including refinancing under the Line of Credit. The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such refinancings can be achieved.

The remaining $30.5 million of borrowings consists of the CMO's which are collateralized by $40.1 million of the Recreation Notes and require self-amortizing principal and interest payments through March 2007. During the term of the CMO's, the scheduled annual debt service requirement approximates $5.2 million compared to annual principal and interest payments scheduled to be received under the related Recreation Notes of $6.5 million.

Effective March 31, 1998, we entered into an agreement with a financial institution which provides us with a three year non-revolving line of credit for up to $100 million (the "Line of Credit"). Advances under the Line of Credit: (1) must be secured by assets based on specified aggregate loan to value and debt service coverage ratios, (2) bear interest at an annual rate of one month LIBOR plus 1.75% and (3) may be drawn only during the first two years of the credit facility and must be repaid by certain dates during the third year. Additional provisions include a 1% commitment fee, a minimum net worth covenant and cross-default and cross-collateralization requirements. Advances under the Line of Credit are used to fund acquisitions, expansions, renovations, financing and refinancing of real estate, including reimbursement of equity advances, and require certain performance covenants. As of December 31, 1998, we had borrowed $16.9 million under the Line of Credit. In March 1999, we pledged the Hilcoast Recreation Note as collateral for future borrowings under an $18.5 million
Promissory Note as part of the Line of Credit.

Capital Resources


Our operating funds are expected to be principally generated from rent revenue from income producing properties and interest income on the Long Term Recreation Notes. We believe that our operating funds will be sufficient in the foreseeable future to fund operating and administrative expenses, interest expense, recurring capital expenditures and distributions to stockholders in accordance with REIT requirements. Sources of capital for non-recurring capital expenditures and scheduled principal payments, including balloon payments, on outstanding borrowings are expected to be obtained from property refinancings, scheduled principal repayments on the Long Term Recreation Notes, sales of non-strategic other real estate, the Line of Credit and/or potential debt or equity financing in the public or private markets.


Acquisitions

During 1998, we acquired seven shopping centers for purchase prices aggregating $74.6 million, including transaction costs, which consisted of $21.4 million of cash and the incurrence or assumption of $53.2 million of liabilities, principally mortgage debt.

In addition, in March 1999, we entered into conditional agreements to acquire three shopping centers in Pennsylvania and New Jersey for an aggregate purchase price of approximately $43 million. The acquisitions are subject to due diligence and certain other conditions and there can be no assurance that they will be consummated. If consummated, we plan to finance substantially all of the purchase prices.

We are also in various stages of negotiating acquisitions of additional shopping centers. However, there is no assurance that we will be able to complete any such acquisition. In the event properties are acquired in the future, the OP may issue additional OP units, pay cash, or a combination thereof. If cash payments are required in excess of funds available under the Line of Credit, we may be required to seek outside financing which may or may not be available.

Our policy is to acquire additional properties only if they are income producing and any proposed acquisition requires a resolution by a majority of our Board of Directors that the acquisition will not adversely affect our ability to pay a quarterly dividend of at least 29 cents per share. Under the OP agreement, all of the activities of the OP must generally be conducted with a view toward enabling the OP to make quarterly distributions to all partners of at least 29 cents per OP unit and such additional amount, if required, to enable CV Reit to pay a regular quarterly dividend of at least 29 cents per share to its stockholders. As of December 31, 1998, there were 1,495,736 OP units held by minority interests.

                            Inflation


During recent years, the rate of inflation has remained at a low level and had minimal impact on our operating results.

Most of the tenant leases contain provisions designed to lessen the impact of inflation. These provisions include escalation clauses which generally increase rental rates annually based on cost of living indexes (or based on stated rental increases which are currently higher than recent cost of living increases), and percentage rentals based on tenants gross sales, which generally increase as prices rise. Many of the leases are for terms of less than ten years which increases our ability to replace those leases which are below market rates with new leases at higher base and/or percentage rentals. In addition, most of the leases require the tenants to pay their proportionate share of increases in operating expenses, including common area maintenance, real estate taxes and insurance.

However, in the event of significant inflation, our operating results could be adversely affected if general and administrative expenses and interest expense increase at a rate higher than rent income or if the increase in inflation exceeds rent increases for certain tenant leases which provide for stated rent increases (rather than based on cost of living indexes).


                         Year 2000 Issue


As many computer systems, software programs and other equipment with embedded chips or processors (collectively, "Information Systems") use only two digits rather than four to define the applicable year, they may be unable to process accurately certain data, during or after the year 2000. As a result, business and governmental entities are at risk for possible miscalculations or systems failures causing disruptions in their business operations. This is commonly known as the Year 2000 ("Y2K") issue. The Y2K issue concerns not only Information Systems used solely within a company but also concerns third parties, such as customers, vendors and creditors, using Information Systems that may interact with or affect a company's operations.

     Our State of Readiness

We have implemented a Y2K readiness program with the objective of having all of our significant Information Systems functioning properly with respect to Y2K before January 1, 2000. The first component of our readiness program was to identify our internal Information Systems that are susceptible to system failures or processing errors as a result of the Y2K issue. This effort is substantially complete and any issues which arose have been identified and corrected where necessary.

As to the second component of the Y2K readiness program, we intend to identify our significant tenants, vendors and creditors that are believed, at this time, to be critical to business operations subsequent to January 1, 2000. We expect to reasonably ascertain their respective stages of Y2K readiness through the use of questionnaires, interviews, on-site visits and other available means. We will take appropriate action based on those responses, but there can be no assurance that the Information Systems provided by or utilized by other companies which affect their operations will be timely converted in such a way as to allow them to continue normal business operations or furnish products, services or data to us without disruption.

     Risks

If needed remediations and conversions to the Information Systems are not made on a timely basis by our materially-significant customers or vendors, we could be affected by business disruption, operational problems, financial loss, legal liability to third parties and similar risks, any of which could have a material adverse effect on our operations, liquidity or financial condition. Factors which could cause material differences in results, many of which are outside our control, include, but are not limited to, the accuracy of representations by manufacturers of our Information Systems that their products are Y2K complaint, the ability of our tenants and vendors to identify and resolve their own Y2K issues and our ability to respond to unforeseen Y2K complications.

     Y2K Costs

Our total cost of these Y2K compliance activities has not been and is not anticipated to be material to our business, results of operations or financial condition. The costs and time necessary to complete the Y2K modification and testing processes are based on our best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ from the estimates. Our Y2K readiness program is an ongoing process and the estimates of costs and completion dates for various components of the Y2K readiness program described above are subject to change.

            Recently Issued Accounting Pronouncements


In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. SFAS 133 is effective for periods beginning after June 15, 1999. The adoption of this pronouncement is not expected to have a material impact on our financial statements or disclosures.



    Forward Looking Information: Certain Cautionary Statements


Certain statements contained in "Management's Discussion and Analysis of Results of Operations and Financial Condition" and elsewhere in this Form 10-K, that are not related to historical results, are forward looking statements, such as anticipated liquidity and capital resources, completion of potential acquisitions and collectibility of real estate mortgage notes receivable. The matters referred to in forward looking statements are based on assumptions of future events which may not prove to be accurate and which could be affected by the risks and uncertainties involved in our business; accordingly, actual results may differ materially from those projected and implied in the forward looking statements. These risks and uncertainties include, but are not limited to, the effect of conditions in the commercial real estate market and the economy in general, the level and volatility of interest rates, the impact of current or pending legislation and regulation, as well as certain other risks described in the Form 10-K. Subsequent written and oral forward looking statements attributable to our company or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this paragraph and elsewhere described in this Form 10-K and in other reports we filed with the Securities and Exchange Commission.

Item 8.  Financial Statements and Supplementary Data



      Table of Contents to Consolidated Financial Statements


                                                          Page
                                                          ----

Report of Independent Certified Public Accountants         24

Consolidated Financial Statements:

     Balance Sheets - December 31, 1998 and 1997           25


     Statements of Income - Years Ended
         December 31, 1998, 1997 and 1996                  26

     Statements of Stockholders' Equity - Years
         Ended December 31, 1998, 1997 and 1996            27

     Statements of Cash Flows - Years Ended
         December 31, 1998, 1997 and 1996                28-29

     Notes to Consolidated Financial Statements          30-44

Consolidated Financial Statements Schedules:

     Schedule III -  Real Estate and Accumulated         45-46
                       Depreciation

     Schedule IV  -  Mortgage Loans on Real Estate         47






Schedules, other than that listed above, are omitted because they are not required, or because the information required therein is set forth in the consolidated financial statements or the notes thereto.

        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors of CV Reit, Inc.
West Palm Beach, Florida


We have audited the accompanying consolidated balance sheets of CV Reit, Inc. and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. We have also audited the schedules listed in the accompanying index. These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CV Reit, Inc. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

Also, in our opinion, the schedules present fairly, in all material respects, the information set forth therein.





New York, New York                   BDO SEIDMAN, LLP
March 9, 1999

                    CV REIT, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                        (dollars in thousands)

                                                    December 31,
                                                -------------------
            ASSETS                                1998       1997
            ------                              --------   --------
Real estate - income producing,
  net of accumulated depreciation
  (Notes 2, 3, 6 and 8):
    Land                                        $ 14,980   $  7,556
    Buildings                                    127,428     63,452
                                                --------   --------
                                                 142,408     71,008
Real estate mortgage notes receivable
  (Notes 4 and 8)                                 64,988     77,652
Investments in unconsolidated affiliates           3,323      3,284
Cash and cash equivalents (includes
  $930 and $915 restricted)                        4,775     12,869
Other real estate (net of allowance
  for losses of $2,401) (Note 5)                   5,463      5,451
Other                                              4,465      1,663
                                                --------   --------
                                                $225,422   $171,927
                                                ========   ========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------
Liabilities:
  Borrowings  (Notes 2 and 6)                   $121,933   $ 66,281
  Accounts payable and other liabilities           6,282      4,443
  Deferred income taxes (Note 9)                      -       7,041
                                                --------   --------
     Total liabilities                           128,215     77,765
                                                --------   --------
Minority interests in Operating
  Partnership  (Notes 2 and 13)                   17,650     21,214
                                                --------   --------
Commitments and contingencies (Notes 6 and 7)

Stockholders' equity (Note 12):
  Common stock, $.01 par-shares authorized
    20,000,000; outstanding 7,966,621                 80         80
  Additional paid-in capital                      18,490     18,490
  Retained earnings                               60,987     54,378
                                                --------   --------
     Total stockholders' equity                   79,557     72,948
                                                --------   --------
                                                $225,422   $171,927
                                                ========   ========

See accompanying notes to consolidated financial statements.

                  CV REIT, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
          (dollars in thousands, except per share data)



                                             Year Ended December 31,
                                        ---------------------------------
                                           1998        1997       1996
                                        ---------   ---------   ---------

Revenues:
  Rent                                  $  17,155   $   2,703    $  1,057
  Interest, principally from
    mortgage notes (Notes 4,
    8 and 10)                               8,854      10,612      11,695
                                        ---------   ---------    --------
                                           26,009      13,315      12,752
                                        ---------   ---------    --------
Expenses:
  Interest  (Note 6)                        8,355       3,306       3,232
  Operating                                 5,184         870         345
  General and administrative                1,693         654         884
  Depreciation and amortization             2,707         409         238
                                        ---------   ---------    --------
                                           17,939       5,239       4,699
                                        ---------   ---------    --------
                                            8,070       8,076       8,053

Equity in income of unconsolidated
  affiliates                                  547         439         490
Gain on sale of real estate
  (Note 3(d))                               2,347          -           -
Non-recurring items, principally
  settlement of litigation in 1998
  and reversal of provision for
  losses in 1996                             (300)         -          906
Minority interests in income of
  Operating Partnership                    (1,855)         -           -
                                        ---------   ---------    --------
Income before income tax benefit            8,809       8,515       9,449

Deferred income tax benefit (Note 9)       (7,041)         -         (121)
                                        ---------   ---------    --------
Net income                              $  15,850   $   8,515    $  9,570
                                        =========   =========    ========
Per Common Share:
  Net income, basic and diluted         $    1.99   $    1.07    $   1.20
                                        =========   =========    ========
  Dividends declared                    $    1.16   $    1.16    $   1.14
                                        =========   =========    ========

  Average common shares outstanding,
    basic and diluted                   7,966,621   7,966,621   7,966,621
                                        =========   =========   =========



See accompanying notes to consolidated financial statements.

                   CV REIT, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           (in thousands)





                                            Additional
                                   Common     Paid-in    Retained
                                   Stock      Capital    Earnings    Total
                                   ------   ----------   --------   -------

Balance at December 31, 1995          80       18,490     54,616    $73,186

  Net income for the year              -            -      9,570      9,570

  Cash dividends declared              -            -     (9,082)    (9,082)
                                   ------    ---------   --------   -------

Balance at December 31, 1996          80       18,490     55,104     73,674

  Net income for the year              -            -      8,515      8,515

  Cash dividends declared              -            -     (9,241)    (9,241)
                                   ------    ---------   --------   -------

Balance at December 31, 1997          80       18,490     54,378     72,948

  Net income for the year              -           -      15,850     15,850

  Cash dividends declared              -           -      (9,241)    (9,241)
                                   ------    ---------   --------   -------

Balance at December 31, 1998       $  80      $18,490    $60,987    $79,557
                                   ======    =========   ========   =======


See accompanying notes to consolidated financial statements.

                  CV REIT, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands)


                                                     Year Ended December 31,
                                                    -------------------------
                                                      1998    1997     1996
                                                    -------  -------  -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $15,850   $8,515  $ 9,570
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                   2,707      409      238
      Equity in depreciation of unconsolidated
        affiliates                                      171      175      175
      Gain on sale of real estate                    (2,347)      -        -
      Minority interests in income of
        Operating Partnership                         1,855       -        -
      Deferred income tax benefit                    (7,041)      -      (121)
      Reversal of provision for losses, net              -        -      (906)
      Changes in assets and liabilities, net
        of effects from acquisitions:
          (Increase) decrease in other assets        (2,069)      47      (51)
          Increase (decrease) in accounts
            payable and other liabilities               743     (242)     207
                                                    -------  -------  -------
     Net cash provided by operating activities        9,869    8,904    9,112
                                                    -------  -------  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of real estate                       (21,364)  (5,577)  (1,154)
  Capital improvements                               (2,069)     (59)      (7)
  Fundings on real estate mortgage notes             (5,190) (16,112) (16,369)
  Collections on real estate mortgage notes          17,854   23,268   25,732
  Proceeds from the sale of real estate               4,151       -        -
  Purchase of short-term investments,
    net of maturities                                    -     6,436   (6,436)
  Other                                                (146)    (162)     (14)
                                                    -------  -------  -------
     Net cash (used) provided by
       investing activities                          (6,764)   7,794    1,752
                                                    -------  -------  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                            8,366       -        -
  Repayments of borrowings                           (5,196)  (2,201)  (2,010)
  Cash dividends paid                                (9,249)  (9,209)  (8,937)
  Distributions to minority interests                (1,470)      -        -
  Redemption of Operating Partnership units          (3,665)      -        -
                                                    -------  -------  -------
     Net cash used in financing activities          (11,214) (11,410) (10,947)
                                                    -------  -------  -------
     Net (decrease) increase in unrestricted
       cash and cash equivalents                     (8,109)   5,288      (83)

Unrestricted cash and cash equivalents at
  beginning of the period                            11,954    6,666    6,749
                                                    -------  -------  -------
Unrestricted cash and cash equivalents at
  end of the period                                 $ 3,845  $11,954  $ 6,666
                                                    =======  =======  =======

                    CV REIT, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (in thousands)
                             (concluded)



                                                     Year Ended December 31,
                                                    -------------------------
                                                      1998    1997     1996
                                                    -------  -------  -------

Supplemental disclosure of cash flow information:
  Cash paid  for interest                           $ 7,542  $ 3,296  $ 3,239
                                                    =======  =======  =======

Acquisitions:
  Fair value of assets acquired                    ($74,561)($61,711)($ 7,402)
  Liabilities assumed                                53,047   34,913      -
  Reduction of mortgage notes receivable                 -        -     6,248
  Operating Partnership units issued                    150   21,221       -
                                                    -------  -------  -------
  Cash paid for acquisitions, net of cash
    acquired  (Note 2)                             ($21,364)($ 5,577)($ 1,154)
                                                    =======  =======  =======


See accompanying notes to consolidated financial statements.

                  CV REIT, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1)  Summary of Significant Accounting Policies


Organization and Business


CV Reit, Inc. ("CV Reit") is a real estate investment trust ("REIT") which until December 31, 1997, was principally engaged in investing in real estate mortgage notes. Effective December 31, 1997, CV Reit and its subsidiaries converted to an Umbrella Partnership REIT (UPREIT) structure as part of a series of transactions which closed on that date and which included the following: (1) a newly created Operating Partnership, Montgomery CV Realty L.P. (together with its wholly-owned subsidiary hereinafter collectively referred to as the "OP"), acquired 100% of the ownership interests in ten commercial properties, and an approximately 95% economic interest in Drexel Realty, Inc. ("Drexel"), a real estate management and leasing company (Note 2) and (2) CV Reit and its subsidiaries transferred substantially all of their net assets (or the economic benefit thereof) to the OP.
As a result, CV Reit, through a wholly-owned subsidiary, indirectly currently owns 84.2% of the OP, is the OP's sole general partner and has become a self-administered, self-managed equity REIT.


Principles of Consolidation

The accompanying consolidated financial statements include the accounts of CV Reit and all subsidiaries ("the Company"), including the OP. The Company owns 99% of the non-voting common stock of, and a 95% economic interest in Drexel, and owns 45%-50% interests in certain real estate partnerships, which are accounted for on the equity method. Significant intercompany accounts and transactions have been eliminated in consolidation.


Real Estate - Income Producing ("Real Estate")

Real Estate, consisting of seventeen shopping centers and two office buildings, is carried at cost, net of accumulated depreciation, and is subject to operating leases. Depreciation is provided over the estimated useful lives of the assets (7 to 40 years) on the straight-line method.

The Company evaluates its long-lived assets, including its Real
Estate, for impairment based on the undiscounted future cash flows of the asset. If a long-lived asset is identified as impaired, the value of the asset must be reduced to its fair value.


Real Estate Mortgage Notes Receivable,
Other Real Estate and Allowance For Losses

Real estate mortgage notes receivable are carried at the lower of cost or estimated net realizable value. Accrual of interest is discontinued when management believes, after considering economic and business conditions and collection efforts, that timely collection is doubtful.

Other real estate principally consists of three parcels of unimproved commercial land, totaling 38 acres located in southeast Florida, acquired by deed in lieu of foreclosure and held for resale. These properties are carried at the lower of cost (fair value at date of acquisition) or fair value less selling costs. Carrying costs and subsequent declines in net realizable value are charged to operations as incurred.

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

The federal income tax characteristics of dividends paid by the Company consisted of:

                                  1998     1997      1996

    Ordinary income               65.4%    88.1%    91.9%
    Capital gain distribution     34.6%    10.9%     8.1%

The Company accounts for income taxes based upon SFAS No.109
"Accounting for Income Taxes", which requires, among other things, a liability approach to calculating deferred income taxes (Note 9).


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


Net Income Per Common Share

Basic net income per common share is computed using net income divided by the weighted average number of common shares outstanding. Diluted net income per common share includes the effect of potentially dilutive securities. During the years presented, the Company had no dilutive securities since the exercise price of all outstanding options exceeded the average market price of the Company's common stock for the year, accordingly, basic and diluted net income per share are identical.


Statements of Cash Flows

For financial statement purposes, the Company considers all highly liquid investments with initial maturities of three months or less to be cash equivalents.


Reclassifications

Certain 1997 and 1996 amounts have been reclassified to conform to the 1998 financial statement presentation. These reclassifications had no impact on operating results previously reported.

New Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. SFAS 133 is effective for periods beginning after June 15, 1999. The adoption of this pronouncement is not expected to have a material impact on our financial statements or disclosures.


(2)  Acquisitions


During 1998, the OP purchased seven shopping centers, aggregating 796,000 square feet, located in Pennsylvania and New Jersey. The aggregate purchase prices amounted to $74.6 million, including transaction costs, which consisted of $21.4 million of cash and the incurrence or assumption of $53.2 million of liabilities, principally mortgage debt.

On December 31, 1997, the OP completed the acquisition of nine shopping centers and an office building from two separate groups, the Montgomery Parties and the Levy Parties (Note 8), and an approximately 95% economic interest in Drexel from Louis P. Meshon, Sr. Effective December 31, 1997, Mr. Meshon became President, Chief Executive Officer and a director of CV Reit. The purchase price amounted to $61.7 million (net of cash acquired), consisting of 1,787,010 OP units issued to the sellers, valued at $11.88 per OP unit, or $21.2 million, based on the closing price of the Company's common stock (into which the OP units were redeemable -
Note 13) on April 28, 1997, the date the acquisition was publicly announced; the assumption of $34.9 million of liabilities, principally mortgage indebtedness; and, cash in the amount of $5.6 million, including transaction costs.

All of the acquisitions were accounted for under the purchase method; accordingly, the operating results of the net assets acquired are included in the consolidated financial statements from their respective purchase dates.

The following unaudited proforma data summarizes the consolidated results of operations for the years indicated as if the acquisitions had occurred as of the beginning of each year. The proforma results do not purport to be indicative of the results of operations which would have actually been reported had the acquisitions been consummated on those dates, or which may be reported in the future (in thousands, except per share data):

                                         1998       1997
                                        -------    -------
    Revenues                            $30,116    $31,361
    Net income before tax benefit       $ 8,532    $ 6,814
    Net income                          $15,573    $ 6,814
    Net income per common share,
      basic and diluted                   $1.95       $.86


In March 1999, the Company entered into conditional agreements to acquire three shopping centers in Pennsylvania and New Jersey for an aggregate purchase price of approximately $43 million. If consummated, the Company plans to finance substantially all of the purchase prices. The acquisitions are subject to due diligence and certain other conditions and there can be no assurance that they will be consummated.


(3)  Real Estate

(a) Real Estate is located in Pennsylvania, New Jersey and Florida and consists of (in thousands):

                                            December 31,
                                       ---------------------
                                         1998         1997
                                       --------      -------

Shopping centers                       $140,212      $64,356
Office buildings                          5,338        5,334
Motel (Note 3(d))                            -         4,058
                                       --------      -------
Totals                                  145,550       73,748

Less accumulated depreciation            (3,142)      (2,740)
                                       --------      -------
Net Real Estate  (Note 6)              $142,408      $71,008
                                       ========      =======


(b) Real Estate is leased to tenants under leases expiring at various dates through 2017, some of which contain renewal options of up to 30 years. Most of the leases require fixed base rentals payable monthly in advance; additional rental based on reimbursements of common area maintenance, insurance and real estate taxes and, in some leases, based on a percentage of tenants' sales; and, rent increases based on cost-of-living indexes. As of December 31, 1998, future minimum rental income under noncancellable operating leases, excluding rentals from the exercise of renewal options, is as follows (in thousands):

     Year ending December 31,

          1999                   $15,431
          2000                    14,087
          2001                    12,472
          2002                     9,994
          2003                     8,190
          Thereafter              29,514
                                 -------
          Total                  $89,688
                                 =======

(c) Real Estate with a net book value of $136.8 million, at December 31, 1998, is pledged as collateral for borrowings (Note
6).

(d) On May 15, 1998, the Company sold the motel for net cash proceeds of $4.2 million and recognized a gain of $2.3 million.


(4)  Real Estate Mortgage Notes Receivable


(a) Real estate mortgage notes receivable are collateralized by real estate located in southeast Florida and consist of (in thousands):
                                               December 31,
                                            ------------------
                                              1998      1997
Long Term Recreation Notes (the             -------    -------
  "Recreation Notes") (Notes
  4(b), 6 and 8)                            $64,963    $66,236
Other, principally due from
  Hilcoast Development Corp.
  ("Hilcoast" - Note 8)                          25     11,416
                                            -------    -------
          Totals                            $64,988    $77,652
                                            =======    =======

The real estate mortgage notes at December 31, 1998 bear interest at fixed rates and mature as follows:

       One year or less                     $ 1,459
       After one year through five years      8,614
       After five years                      54,915
                                            -------
          Totals                            $64,988
                                            =======

(b) At December 31, 1998, the Recreation Notes consisted of $24.9 million due from Hilcoast (the "Hilcoast Recreation Note"), primarily collateralized by first mortgages on the recreation facilities at the Century Village at Pembroke Pines, Florida adult condominium project and $40.1 million, collateralized by first mortgages on the recreation facilities at the three previously completed Century Village communities. The Hilcoast Recreation
Note bears interest at 11% and through July 31, 1998, required monthly interest payments only. On July 31, 1998, the Hilcoast Recreation Note was converted to an 11%, fixed rate, 25 year, self-amortizing loan providing for equal monthly payments of principal
and interest.   This note may not be prepaid by Hilcoast without a
prepayment penalty.  The remaining $40.1 million of Recreation
Notes principally provide for self-amortizing equal monthly principal and interest payments due through 2012, with interest rates averaging 13%, and contain certain prepayment prohibitions. These notes are pledged as collateral for borrowings (Note 6).


(5)  Allowance For Losses


Changes in the allowance for losses follow (in thousands):

                                    1998     1997     1996
                                   ------   ------   ------
Balance, beginning of year         $2,401   $2,401   $3,107
Reversal of provision for losses       -        -    (1,163)
Charge-offs                            -        -       (43)
Recoveries                             -        -       500
                                   ------   ------   ------
Balance, end of year               $2,401   $2,401   $2,401
                                   ======   ======   ======


(6)  Borrowings


(a) Borrowings consist of (in thousands):
                                             December 31,
                                          ------------------
                                            1998      1997
Mortgage notes payable through            --------  --------
  September 2008, interest
  ranging from 6.85% to 10.25%,
  collateralized by Real Estate
  (Note 3)                                $ 74,528  $ 33,418

Mortgage notes payable in December
  2000, under $100 million credit
  facility (the "Line of Credit"),
  interest at one month LIBOR plus
  1.75% (6.81% at December 31,
  1998), collateralized by
  Real Estate  (Note 3)                     16,950        -

Collateralized Mortgage Obligations,
  net of unamortized discounts of
  $553,000 and $676,000 based on
  an effective interest rate of
  8.84%, collateralized by certain
  of the Recreation Notes (Note 4
  (b)), quarterly self-amortizing
  principal and interest payments
  required through March 2007               30,455    32,863
                                          --------  --------
          Totals                          $121,933  $ 66,281
                                          ========  ========

(b) Effective March 31, 1998, the Company entered into the Line of Credit with a financial institution which provides the Company with a $100 million three year non-revolving line of credit. Advances under the Line of Credit: (1) must be secured by assets based on specified aggregate loan to value and debt service coverage ratios,
(2) bear interest at an annual rate of one month LIBOR plus 1.75% and (3) may be drawn only during the first two years of the credit facility and must be repaid by certain dates during the third year. Additional provisions include a 1% commitment fee, a minimum net worth covenant and cross-default and cross-collateralization requirements. Advances under the Line of Credit are used to fund acquisitions, expansions, renovations, financing and refinancing of real estate, including reimbursement of equity advances, and require certain performance covenants.

(c) The OP has agreed that it will not make certain prepayments or refinancings of certain of the mortgage notes prior to various dates not later than July 31, 2002, without the consent of certain of the limited partners of the OP.

(d)  Maturities of borrowings are as follows (in thousands):

                1999                   23,145
                2000                   20,625
                2001                    3,976
                2002                    4,237
                2003                   18,311
                Thereafter             51,639
                                     --------
                Total                $121,933
                                     ========

(7)  Contingencies


(a)  TGI Development, Inc. ("TGI")

On October 9, 1989, TGI filed a complaint in the Circuit Court of Palm Beach County against CV Reit, H. Irwin Levy, the Company's Chairman of the Board and a principal stockholder, and certain unrelated parties alleging misrepresentations by the defendants in connection with TGI's purchase and development of land from a previous borrower of the Company. The complaint, as subsequently amended, consisted of claims of common law fraud and breach of contract and sought compensatory damages of approximately $2 million in addition to punitive damages. During 1998, the parties settled the litigation whereby the Company paid $200,000 to TGI and both parties executed general releases.


(b)  Other

The Company is subject to various claims and complaints relative to its business activities. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position.

(8)  Related Party Transactions

  Hilcoast/H. Irwin Levy ("Mr. Levy")

(a) On July 31, 1992, Hilcoast, an affiliate of the Company on that date, acquired certain assets from a previous borrower of the Company, subject to the borrower's indebtedness to the Company, principally consisting of the Hilcoast Recreation Note (Note 4(b)), which as of December 31, 1998, had an outstanding balance of $24.9 million. Mr. Levy is the Chairman of the Board, Chief Executive Officer and a majority stockholder of Hilcoast. During 1998, 1997 and 1996, the Company recognized interest income of $3.1 million, $4.3 million and $5 million, respectively, from Hilcoast.

(b) Effective July 31, 1992, the Company and Hilcoast entered into a consulting and advisory agreement under which Hilcoast provides certain investment advisory, consulting and administrative services to the Company, excluding matters related to Hilcoast's loans from the Company. The agreement provides for the payment of $10,000 per month to Hilcoast, plus reimbursement for reasonable out of pocket expenses. The agreement may be terminated by Hilcoast upon 180 days notice and by the Company upon 30 days notice. During 1998, 1997 and 1996 the Company paid $110,000, $120,000, and $120,000, respectively, to Hilcoast under this agreement, plus expense reimbursement.

(c) Mr. Levy owns the recreation facilities at the Century Village in Boca Raton, acquired from the Company in 1981, which is collateral for one of the Company's Recreation Notes, which had an outstanding balance of $10.7 million at December 31, 1998 (Note 4(b)). The note bears interest at 13.25%, requires self-amortizing equal monthly payments of principal and interest in the aggregate amount of $1.7 million per annum through 2011 and may not be prepaid. During 1998, 1997 and 1996, the Company recognized interest income of approximately $1.4 million, $1.5 million and $1.5 million, respectively, on this note.

(d) Companies owned by Mr. Levy and certain members of his family lease, manage and operate the recreation facilities at the Century Villages in West Palm Beach, Deerfield Beach and Boca Raton, which are collateral for $40.1 million of the Company's Recreation Notes (Note 4(b)).

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

(f) The Company leases approximately 2,500 square feet of an office building, located within the Century Village at West Palm Beach community, on a month to month basis, to a company owned by Mr. Levy and a member of his family at a monthly rental of approximately $2,100, plus an allocation of utility expenses.

  Days Inn

On May 15, 1998, the Company sold its Days Inn motel, located near the entrance to Century Village at West Palm Beach, Florida (Note 3(d)). The motel had been leased to a corporation controlled by Alan Shulman, a director of the Company. In 1998, 1997 and 1996, the Company recognized rent income of $223,000, $489,000 and $454,000, respectively, under the lease.


(9)  Deferred Income Taxes


(a) Net deferred tax liability included in the Company's consolidated balance sheets prior to 1998 principally arose in connection with capital gains on the sales of the recreation facilities during 1981 and 1982 which are being reported on the installment method for tax purposes. The Company has historically distributed to its stockholders capital gain income arising from principal payments on the related installment notes. As a result of the acquisitions described in Note 2 and the OP structure, the Company does not expect to be subject to federal income taxes in the future as it intends to distribute such capital gain income. Accordingly, during 1998, the Company reversed the net deferred tax liability and recorded a deferred tax benefit of $7,041,000.

(b)  As of December 31, 1998, the Company has aggregate net
operating loss carryforwards for tax purposes of approximately
$15.7 million, expiring $7.1 million in 2007 and $8.6 million in
2006


(10)  Major Customers


During 1998, interest income from one borrower (Hilcoast) provided 12% of total revenues. During 1997, interest income from four borrowers provided 33% (Hilcoast), 16%, 14% and 11% (Mr. Levy), respectively, of total revenues. During 1996, interest income from four borrowers provided 39% (Hilcoast), 17%, 15% and 12% (Mr.
Levy), respectively, of total revenues.


(11)  Fair Value of Financial Instruments


The estimated fair values of the Company's financial instruments are as follows:

                                      December 31,
                           -------------------------------------
                                 1998               1997
                           ------------------ ------------------
                           Carrying   Fair    Carrying   Fair
                            Amount    Value    Amount    Value
                           --------  -------- --------  --------

Real estate mortgage
  notes receivable         $ 64,988  $ 90,835  $77,652  $99,200

Cash and cash equivalents     4,775     4,775   12,869   12,869

Borrowings                 (121,933) (124,274) (66,281) (67,745)



Real estate mortgage notes receivable - The fair value of the fixed rate, Long Term Recreation Notes (Note 4(b)) is estimated by discounting the future cash flows using the current rates at which similar loans would be made with similar credit ratings and for the same remaining maturities.

Borrowings - Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of the Company's borrowings.

(12)  Stockholders' Equity


Stock Options

The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its three stock option plans - the Montgomery CV Trust Executive Stock Option Plan (the "CV Plan"), the Drexel Realty, Inc. 1997 Stock Option Plan (the "Drexel Plan") and the CV Reit, Inc. Non-Employee Director 1998 Stock Option Plan (the "Director Plan").

Under the CV Plan, the Drexel Plan and the Director Plan, qualified and nonqualified stock options to purchase up to 150,000 shares, 400,000 shares and 150,000 shares, respectively, of the Company's common stock may be granted to certain executives, employees and non-employee directors. The maximum term of the options granted under each of the plans are ten years.

Statement of Financial Accounting Standards No.123 (SFAS 123), "Accounting for Stock-Based Compensation", requires the Company to provide pro forma information regarding net income and net income per common share as if compensation cost for stock options granted under the plans, if applicable, had been determined in accordance with the fair value based method prescribed in SFAS 123.

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants: dividend yield of 8.44%, volatility at 46%, risk free interest rate of 5.71% and expected lives of ten years.

Under accounting provisions of SFAS 123 the Company's net income per share, for the year ended December 31, 1998, would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

      Net income:
        As reported                 $15,850
        Pro forma                   $15,515

      Income per share:
        As reported                 $1.99
        Pro forma                   $1.95

Changes in options outstanding are summarized as follows:

                                                             Weighted
                                                             Average
                                                Weighted     Fair
                                                Average      Value Per
                                                Exercise     Share of
                                                Price per    Options
                                       Shares   Share        Granted
1997:                                 -------   ----------   ----------
  Granted - equal to
    market value       $13.69         150,000      $13.69      $2.95

1998:
  Granted - equal to
    market value:      $13.69          95,000      $13.69      $2.91
                       $14.50          25,000       14.50       3.15
                                      -------
Balance December 31, 1998             270,000      $13.76      $2.96
                                      =======


At December 31, 1998, the weighted average remaining contractual life of the 270,000 options outstanding was 7.36 years. A total of 84,000 of the outstanding options were exercisable with a weighted
- average exercise price of $13.93 per share.


Redemption Rights

Holders of the 1,495,736 OP units at December 31, 1998 have the right to require the OP to redeem their OP units at any time. However, upon a holder giving notice of the exercise of this right, the Company has the right to acquire such holder's OP units in exchange for cash or, if certain conditions are satisfied, an equal number of shares of the Company's common stock.

Effective July 1, 1998, the OP redeemed 302,552 OP units for approximately $3.7 million, resulting in an increase in CV Reit's indirect ownership of the OP from 81.7% to 84.2%.


(13)  Segment Reporting


The Company has adopted Statement of Financial Accounting Standards No.131, "Disclosures about Segments of an Enterprise and Related Information", which requires disclosure of financial and descriptive information about the Company's reportable operating segments. The operating segments presented are the segments of the Company for which separate financial information is available and operating performance is evaluated regularly by senior management in deciding how to allocate resources and in assessing performance. The Company evaluates the performance of its operating segments generally based on net operating income (before and after interest expense) and Funds From Operations ("FFO" - see below).

Effective December 31, 1997, the Company became an equity REIT engaged in the acquisition, leasing and management of neighborhood or community shopping centers, located in Pennsylvania, New Jersey and Florida. Prior to 1998, the Company's only principal business segment consisted of investments in real estate mortgage notes and its ownership of income producing properties was not significant. Accordingly, the following table presents segment information for 1998 only. Although the Company no longer invests in new real estate mortgage notes, it continues to hold its Long-Term Recreation Notes (Note 4(b)), and, as a result, the 1998 segment disclosure includes information on those investments.

                                Income
                               Producing
                              Real Estate,   Real
                              Principally   Estate
                                Shopping   Mortgage
                                Centers      Notes     Other   Consolidated
                               ---------   --------   ------   ------------

Rent revenues                   $ 16,853   $    -     $  302     $ 17,155
Operating expenses                (4,985)       -       (199)      (5,184)
                                --------   -------    ------     --------
Real estate net operating
  income                          11,868        -        103       11,971
                                --------   -------    ------     --------

Interest income                       -      8,471       383        8,854
Interest expense                  (5,528)   (2,827)       -        (8,355)
                                --------   -------    ------     --------
Net interest income (expense)     (5,528)    5,644       383          499
                                --------   -------    ------     --------

Net operating income after
  interest expense                 6,340     5,644       486       12,470
General, administrative
  and other                          (26)       -       (954)        (980)
                                --------   -------    ------     --------
FFO - OP (a)                       6,314     5,644      (468)      11,490

Reconciliation of FFO to
  income before income
  tax benefit:
    Depreciation and amorti-
      zation of real property     (2,668)       -       (205)      (2,873)
    Non-recurring items,
      principally gain on
      sale of real estate             -         -      2,047        2,047
                                --------   -------    ------     --------
Income before deferred
  income tax benefit - OP       $  3,646   $ 5,644    $1,374       10,664
                                ========   =======    ======
Less minority interests in OP                                      (1,855)
                                                                 --------

Income before deferred income
  tax benefit - consolidated                                     $  8,809
                                                                 ========
At December 31, 1998:
  Investment in real estate
    and real estate mortgage
    notes                       $142,708   $64,988    $8,786     $216,482
                                ========   =======    ======     ========
  Additions to real estate      $ 75,397   $    -     $   -      $ 75,397
                                ========   =======    ======     ========
  Borrowings                    $ 91,478   $30,455    $   -      $121,933
                                ========   =======    ======     ========

________
(a) Funds From Operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts (NAREIT), consists of net income (computed in accordance with generally accepted accounting principles) before depreciation and amortization of real property, certain non-recurring items, extraordinary items, gains and losses on sales of real estate and income taxes.



(14)  Selected Quarterly Financial Data (Unaudited)


Selected quarterly financial data follows (in thousands, except per share data):

                                   Quarter Ended
                      -----------------------------------------
                      Mar. 31,   Jun. 30,   Sept.30,   Dec. 31,
                      --------   --------   --------   --------
1998
  Revenues             $5,248     $5,993     $7,226     $7,542
  Net income            1,877      3,680(a)   1,556      8,737(b)
  Per common share        .24        .46        .20       1.09


1997
  Revenues             $3,237     $3,211     $3,197     $3,670
  Net income            2,138      2,126      2,195      2,056
  Per common share        .27        .27        .28        .26


________
(a) Includes the Company's share of $2.3 million gain on sale of real estate.

(b) Includes $7 million benefit arising from reversal of deferred tax liability.


                     CV Reit, Inc. and Subsidiaries
        Schedule III - Real Estate and Accumulated Depreciation
                         December 31, 1998
                          (in thousands)
                                                     Costs       Gross Amount at
                                   Initaial        Capitalized   Which Carried at                                       Depreciable
                                Cost to Company   Subsequent to  Close of Year          Accumulated    Date of     Date     Life
Description      Encumbrances   Land    Building   Acquisition   Land    Building Total Depreciation Construction Acquired (Years)
------------------------------------------------------------------------------------------------------------------------------------
Shopping Centers
 Pennsylvania
  Chesterbrook
   Village Center     $5,545    $1,337   $12,030       $93        $1,337   $12,123 $13,460    $313     1980         1997     40
  Collegeville
   Shopping Center     4,764       718     6,461         8           718     6,469   7,187      68     1978         1998     40
    County Line
     Plaza             5,133       539     4,852     1,806           539     6,658   7,197     197     1970         1997     40
    Danville Plaza       867       156     1,400        33           156     1,433   1,589      36     1971         1997     40
    Gilbertsville
     Shopping Center   2,664       382     3,441         -           382     3,441   3,823      36     1974         1998     40
    New Holland Plaza    952       117     1,051         -           117     1,051   1,168      11     1977         1998     40
    Mount Carmel Plaza   838       210     1,892         -           210     1,892   2,102      47     1988         1997     40
    North Penn
     Marketplace       3,024       532     4,219        10           532     4,229   4,761      53     1983         1998     40
    Route 6 Office
     Max Center            -       427     3,844         -           427     3,844   4,271      96     1972         1997     40
    Village at
     Newtown          19,753     2,766    24,893         -         2,766    24,893  27,659     467     1989         1998     40
    Whitemarsh
     Shopping Center   7,164     1,077     9,694         -         1,077     9,694  10,771     242     1969         1997     40
    Woodbourne Square  1,993       427     3,840         -           427     3,840   4,267      96     1985         1997     40
    555 Scott Street
     Center                -        74       662         -            74       662     736      17     1961         1997     40
  New Jersey
    Marlton Shopping
     Center - Phase II  9,300(1) 1,252    11,272         25        1,252    11,297  12,549     143     1986         1998     40
    Marlton Shopping
      Center - Phase I 11,650    1,657    14,921          -        1,657    14,921  16,578     187     1985         1998     40
    Rio Grande Plaza    7,835    1,442    12,975          -        1,442    12,975  14,417     324     1991         1997     40
  Florida
    Century Plaza      10,200(1) 1,429     5,973        275        1,429     6,248   7,677     433     1976         1996  15-39

Office Buildings
  Century Village
  Administration
    Building, Florida       -        -       750        212            -       962     962     277     1970         1991  5-30
  Plymouth Plaza,
    Pennsylvania        2,346      438     3,938          -          438     3,938     4,376    99     1974         1997    40
                      -------  -------  --------     ------      -------  --------  --------   ------
                      $94,028  $14,980  $128,108     $2,462      $14,980  $130,570  $145,550   $3,142
                      =======  =======  ========     ======      =======  ========  ========   ======

(1) These encumbrances are cross collateralized under mortgages in the amount of $19.5 million at December 31, 1998.


                      CV Reit, Inc. and Subsidiaries
         Schedule III - Real Estate and Accumulated Depreciation
                           December 31, 1998
                            (in thousands)



The changes in total real estate assets for the three years ended
December 31, 1998, are as follows:


                                        1998      1997        1996
                                      --------   -------    -------
Balance, beginning  of year            $73,748   $12,423     $5,014
New property acquisitions               73,881    61,266      7,402
Capital improvements                     2,069        59          7
Sale of real estate                     (4,148)        -          -
                                      --------   -------    -------
Balance, end  of year                 $145,550   $73,748    $12,423
                                      ========   =======    =======


The changes in accumulated depreciation for the three years ended
December 31, 1998, are as follows:


                                         1998      1997      1996
                                        ------    ------    ------
Balance, beginning  of year             $2,740    $2,359    $2,146
Depreciation for the year                2,656       381       213
Sale of real estate                     (2,254)        -         -
                                        ------    ------    ------
Balance, end  of year                   $3,142    $2,740    $2,359
                                        ======    ======    ======


                       CV REIT, INC. AND SUBSIDIARIES
               SCHEDULE IV  -  MORTGAGE LOANS ON REAL ESTATE
                           December 31, 1998
                         (dollars in thousands)


                                                                             Carrying
                                 Final                            Face       amount of
                        Interest maturity                         amount of  mortgages
Description             Rate     date     Periodic payment terms  mortgages     (a)
----------------------- -------- -------- ----------------------  ---------  ----------
Permanent -
  Recreation Facilities
  Century Village at:
    Boca Raton, FL       13.25%  12/31/11 Level P & I due monthly   $12,533   $10,669
    West Palm Beach, FL  13.25%  01/15/12 Level P & I due monthly    18,342    15,615
    Deerfield Beach, FL
     (2nd mortgage)      13.50%  01/15/12 Level P & I due monthly    13,235    11,318
    Deerfield Beach, FL   8.84%  03/01/07 Level P & I due monthly     3,485     2,425
    Pembroke Pines, FL      11%  07/31/23 Level P & I due monthly    25,000    24,936
                                                                              -------
                                                                              $64,963

Aggregate of mortgage loans
  which individually
  do not exceed 3%       15.00%  02/01/1025                                        25
                                                                              -------
                                                                              $64,988(b)
                                                                              =======

Note: All loans are first mortgages except where noted, there are no prior liens and no delinquent principal or interest.

(a) The tax carrying value of the notes is approximately $30 million.
(b) The changes in the carrying amounts are summarized as follows:
                                                1998       1997       1996
                                              -------    -------    -------
    Balance, beginning of period              $77,652    $84,808    $99,919
    Advances on new mortgage loans              5,190     16,112     16,369
    Collections of principal                  (17,854)   (23,268)   (25,732)
    Reduction of mortgage note in
     connection with purchase of real estate        -          -     (6,248)
    Recoveries (charge-offs)                        -          -        500
                                              -------    -------    -------
     Balance, end of period                   $64,988    $77,652    $84,808
                                              =======    =======    =======


Item 9.  Disagreement on Accounting
         and Financial Disclosure


                    None





                                     PART III


Information in response to Items 10, 11, 12 and 13 is not included in this Report, since we anticipate filing prior to May 1, 1999, a definitive proxy statement pursuant to Regulation 14A for our next annual meeting of stockholders. Such definitive proxy statement is incorporated by reference herein.


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules
          and Reports on Form 8-K

(a)  (1)  List of Consolidated Financial Statements:

          Report of Independent Certified Public Accountants Consolidated Balance Sheets - December 31, 1998 and 1997
          Consolidated Statements of Income  -  Years Ended
               December 31, 1998, 1997 and 1996
          Consolidated Statements of Stockholders' Equity - Years
               Ended December 31, 1998, 1997, and 1996
          Consolidated Statements of Cash Flows - Years Ended
               December 31, 1998, 1997 and 1996
          Notes to Consolidated Financial Statements

     (2)  List of Consolidated Financial Statements Schedules:
            Schedule III - Real Estate and Accumulated
                                Depreciation
             Schedule IV  -  Mortgage Loans on Real Estate

     (3)  See Exhibit Index at page 49 of this Form 10-K


(b)  Reports on Form 8-K:

     No reports were filed by the Registrant on Form 8-K during the fourth quarter of 1998.

Exhibit
Number                           Description


  3.1 Amended Certificate of Incorporation of CV Reit, Inc., filed with Secretary of State of Delaware on December 31, 1997. (Incorporated by reference to Appendix C to the proxy statement of the Company filed November 11, 1997.)

  3.2 Amended and Restated By-laws of CV Reit, Inc. (Incorporated by reference to Appendix D to the proxy statement of the Company filed November 11, 1997.)

 10.1 Agreement between Cenvill Investors, Inc. and H. Irwin Levy, dated December 31, 1981. (Incorporated by reference to Exhibit (2)(i) to the current report on Form 8-K filed by the Company to report event of December 31, 1981.)

 10.2 Agreement of Lease between Cenvill Investors, Inc. and B.R.F., Inc., dated December 30, 1981. (Incorporated by reference to Exhibit (2)
          (ii) to the current report on Form 8-K filed by the Company to report event of December 31, 1981.)

 10.3 Agreement dated January 15, 1982, between Century Village, Inc. and Benenson Capital Company. (Incorporated by reference to Exhibit (2)
          (i) to the current report on Form 8-K filed by Cenvill Investors, Inc. (File No. 0-03427) to report event of January 15, 1982.)

 10.4 Agreement dated January 15, 1982, between Century Village East, Inc. and CVRF Deerfield Limited. (Incorporated by reference to exhibit
          (2) (ii) to the current report on Form 8-K filed by Cenvill Investors, Inc. (File No. 0-03427) to report event of January 15, 1982.)

 10.5 Indenture for Collateralized Mortgage Obligations, dated as of December 30, 1991 between Recreation Mortgages, Inc. (Issuer) and Bankers Trust Company (Trustee). (Incorporated by reference to Exhibit (10)(xvi) to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1991.)

 10.6 Restated Loan Agreement, dated July 31, 1992, between CV Reit, Inc. and Cenvill Development Corp. and certain subsidiaries and affiliates thereof. (Incorporated by reference to Exhibit (10)(xi) to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1992.)

 10.7 Proposal for the Acquisition of Certain Assets, dated June 19, 1992, by and among CV Reit, Inc., Cenvill Development Corp. and certain subsidiaries and affiliates thereof. (Incorporated by reference to Exhibit (10)(xiv) to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1992.)

 10.8 Order granting Motion of Debtor's [sic] for Approval of Sale of Assets dated July 17, 1992. (Incorporated by reference to Exhibit (10)(xv) to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1992.)

 10.9 Consulting and Advisory Agreement, dated July 31, 1992, between CV Reit, Inc. and Hilcoast Development Corp. (Incorporated by reference to Exhibit (10)(xviii) to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1992.)

 10.10 Letter Agreements, dated July 11, 1994 and August 3, 1995, between CV Reit, Inc. and Hilcoast Advisory Services, Inc. extending the Consulting and Advisory Agreement to July 31, 1995 and July 31, 1996, respectively. (Incorporated by reference to Exhibit 10(vi) to the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 1995.)

 10.11 Letter Agreement, dated July 12, 1996, between CV Reit, Inc. and Hilcoast Advisory Services, Inc. extending the Consulting and Advisory Agreement to July 31, 1997. (Incorporated by reference to
          Exhibit 10(i) to the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 1996.)

 10.12 Letter agreement, dated June 10, 1997, between CV Reit, Inc. and Hilcoast Advisory Services, Inc. extending the Consulting and Advisory Agreement to December 31, 1997. (Incorporated by reference to Exhibit 10(i) to the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30,1997.)

 10.13 Definitive Master Agreement, dated September 19, 1997, among CV Reit, Inc., Montgomery CV Realty Trust, and Drexel Realty, Inc., Royce Realty, Inc., Louis P. Meshon, Sr. and certain of the Meshon Parties named therein and the Levy Parties named therein. (Incorporated by reference to Appendix A to the Company's proxy statement filed on November 11,1997.)

 10.14 Amended and Restated Agreement of Limited Partnership of Montgomery CV Realty L.P. dated December 31, 1997. (Incorporated by reference to Appendix B to the Company's proxy statement filed on November 11, 1997.)

 10.15 Supplemental Indenture No. 2 for Collateralized Mortgage Obligations, dated as of December 30, 1997 between Recreation Mortgages, L.P., (Issuer) and Bankers Trust Company (Trustee). (Incorporated by reference to the Annual Report on Form 10-K of the Company for fiscal year ended December 31, 1997.)

 10.16 Real Estate Purchase Agreement dated September 29, 1997 by and between Newtown Village Partnership and RCEK, Inc., or its nominee or assignee. (Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed by CV Reit, Inc. on April 14, 1998.)

 10.17 Letter Amendment to Real Estate Purchase Agreement dated December 15, 1997 by and between Newtown Village Partnership and RCEK, Inc. (Incorporated by reference to Exhibit 2.2 to the current report on Form 8-K filed by CV Reit, Inc. on April 14, 1998.)

 10.18 Assignment of Real Estate Purchase Agreement dated January 26, 1998 from RCEK, Inc. to Newtown Village Plaza Associates, L.P. (Incorporated by reference to Exhibit 2.3 to the current report on Form 8-K filed by CV Reit, Inc. on April 14, 1998.)

 10.19 Second Amendment to Real Estate Purchase Agreement dated February 5, 1998 by and between Newtown Village Partnership and Newtown Village Plaza Associates, L.P. (Incorporated by reference to Exhibit 2.4 to the current report on Form 8-K filed by CV Reit, Inc. on April 14, 1998.)

 10.20 Third Amendment to Real Estate Purchase Agreement dated March 31, 1998 by and between Newtown Village Partnership and Newtown Village Plaza Associates, L.P. (Incorporated by reference to Exhibit 2.5 to the current report on Form 8-K filed by CV Reit, Inc. on April 14, 1998.)

 10.21 Loan and Credit Facility Agreement dated as of March 31, 1998 by and between Montgomery CV Realty L.P. as Borrower, Century Plaza Associates, L.P. and CV Reit, Inc., as guarantors, and GMAC Commercial Mortgage Corporation, as Lender. (Incorporated by reference to Exhibit 5.1 to the current report on Form 8-K filed by CV Reit, Inc. on April 15, 1998.)

 10.22 $7,650,000 Promissory Note dated as of April 9, 1998 from Montgomery CV Realty L.P. to GMAC Commercial Mortgage Corporation. (Incorporated by reference to Exhibit 5.2 to the current report on Form 8-K filed by CV Reit, Inc. on April 15, 1998.)

 10.23 Mortgage and Security Agreement dated as of April 9, 1998 by Century Plaza Associates, L.P. to GMAC Commercial Mortgage Corporation. (Incorporated by reference to Exhibit 5.3 to the current report on Form 8-K filed by CV Reit, Inc. on April 15, 1998.)

 10.24 Guaranty and Suretyship Agreement dated as of April 9, 1998 by CV Reit, Inc. to GMAC Commercial Mortgage Corporation. (Incorporated by reference to Exhibit 5.4 to the current report on Form 8-K filed by CV Reit, Inc. on April 15, 1998.)

 10.25 Contribution Agreement dated May 29, 1998 by and between Marlton Crossing Shopping Center Limited Partnership and Montgomery CV Realty L.P. (Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K dated June 24, 1998, filed by CV Reit, Inc. on July 7, 1998.)

 10.26 Assignment and Assumption of Contribution Agreement dated June 22, 1998 by and between Montgomery CV Realty L.P. and Marlton Plaza Associates II, L.P. (Incorporated by reference to Exhibit 2.2 to the current report on Form 8-K dated June 24, 1998 filed by CV Reit, Inc. on July 7, 1998.)

 10.27 Mortgage and Security Agreement dated as of June 24, 1998 by and between Marlton Plaza Associates II, L.P., as Borrower, and GMAC Commercial Mortgage Corporation, as Lender. (Incorporated by reference to Exhibit 2.3 to the current report on Form 8-K dated June 24, 1998, filed by CV Reit, Inc. on July 7, 1998.)

 10,28 $11,650,000 Promissory Note dated as of June 24, 1998 from Marlton Plaza Associates II, L.P. to GMAC Commercial Mortgage Corporation. (Incorporated by reference to Exhibit 2.4 to the current report on Form 8-K dated June 24, 1998, filed by CV Reit, Inc. on July 7, 1998.)

 10.29 Real Estate Purchase Agreement dated January 27, 1998 by and between Seller and Purchaser. (Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K dated June 25, 1998, filed by CV Reit, Inc. on July 7, 1998.)

 10.30 Amendment to Real Estate Purchaser Agreement dated February 26, 1998 by and between Seller and Purchaser. (Incorporated by reference to Exhibit 2.2 to the current report on Form 8-K dated June 25, 1998, filed by CV Reit, Inc. on July 7, 1998.)

 10.31 Second Amendment to Real Estate Purchase Agreement dated March 31, 1998 by and between Seller and Purchaser. (Incorporated by reference to Exhibit 2.3 to the current report on Form 8-K dated June 25, 1998, filed by CV Reit, Inc. on July 7, 1998.)

 10.32 Mortgage and Security Agreement dated as of June 25, 1998 by and between Marlton Plaza Associates, L.P., as Borrower, and GMAC Commercial Mortgage Corporation, as Lender. (Incorporated by reference to Exhibit 2.4 to the current report on Form 8-K dated June 25, 1998, filed by CV Reit, Inc. on July 7, 1998.)

 10.33 $9,300,000 Promissory Note dated as of June 25, 1998 from Marlton Plaza Associates, L.P. to GMAC Commercial Mortgage Corporation. (Incorporated by reference to Exhibit 2.5 to the current report on Form 8-K dated June 25, 1998, filed by CV Reit, Inc. on July 7, 1998.)

 10.34 Guaranty and Suretyship Agreement dated as of June 25, 1998 by CV Reit,Inc. to GMAC Commercial Mortgage Corporation. (Incorporated by reference to Exhibit 2.6 to the current report on Form 8-K dated June 25, 1998, filed by CV Reit, Inc. on July 7, 1998.)

 10.35 Guaranty and Suretyship Agreement dated as of June 25, 1998 by Montgomery CV Realty L.P. to GMAC Commercial Mortgage Corporation. (Incorporated by reference to Exhibit 2.7 to the current report on Form 8-K dated June 25, 1998, filed by CV Reit, Inc. on July 7, 1998.)

 10.36 Second Amendment to Loan and Credit Facility Agreement dated as of March 8, 1999, by and between Montgomery CV Realty, L.P. as Borrower, Century Plaza Associates, L.P. and CV Reit, Inc., as Guarantors, and GMAC Commercial Mortgage Corporation as Lender.

 10.37 $18,500,000 Note dated March 8, 1999 between Montgomery CV Realty, L.P. as Borrower and GMAC Commercial Mortgage Corporation as Lender.

 10.38 Collateral, Pledge, Assignment and Security Agreement, dated March 8, 1999 between Montgomery CV Realty, L.P. and GMAC Commercial Mortgage Corporation.

 11       Statement regarding computation of per share earnings.   Omitted;
          computation can be clearly determined from material contained in the report.

 21       Subsidiaries of the Company.

 27       Financial Data Schedule


                                    SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CV REIT, INC.

                                  /s/  Elaine Hauff
March 29, 1999               By:__________________________________
                                  Elaine Hauff, Vice President
                                     and Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
                                  /s/ H. Irwin Levy
March 29, 1999                 _________________________________
                 H. Irwin Levy, Chairman of the
                               Board of Directors

                                  /s/ Louis P. Meshon
March 29, 1999                 _________________________________
                               Louis P. Meshon, President and
                 Director

                                  /s/ Elaine Hauff
March 29, 1999                 _________________________________
                               Elaine Hauff, Vice President,
                               and Treasurer  (Principal
                               Financial Officer and
                               Principal Accounting Officer)

                                  /s/ Stanley Brenner
March 29, 1999                 _________________________________
                               Stanley Brenner, Director

                                  /s/ Stanley S. Cohen
March 29, 1999                 _________________________________
                               Stanley S. Cohen, Director

                                  /s/ Allyn Levy
March 29, 1999                 _________________________________
                               Allyn Levy,  Director

                                  /s/ Alan L. Shulman
March 29, 1999                 ________________________________
                               Alan L. Shulman, Director

                                  /s/ Milton S. Schneider
March 29, 1999                 ________________________________
                               Milton S. Schneider, Director