Form 10-Q
period 1999-03-31
CV REIT INC
filed 1999-05-14
CIK 18934

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   ----------

   FORM 10-Q (Mark One)
   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 1999

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _______________

                                Commission File Number: 1-8073


                                  CV REIT, INC.
             (Exact name of registrant as specified in its charter)


        Delaware                                  59-0950354
(State of Incorporation)            (IRS Employer Identification No.)

100 Century Boulevard, West Palm Beach, Florida           33417
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

                         CV REIT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)



                                                           Mar.31,      Dec.31,
                        ASSETS                              1999          1998
                                                          --------      --------

Real estate - income producing,
  net of accumulated depreciation ..................      $166,622      $142,408
Real estate mortgage notes
  receivable .......................................        64,696        64,988
Investments in unconsolidated affiliates ...........         3,203         3,323
Cash and cash equivalents (includes
  $878 and $930 restricted) ........................         5,143         4,775
Other real estate (net of allowance
  for losses of $2,401) ............................         5,483         5,463
Other ..............................................         6,365         4,465
                                                          --------      --------
                                                          $251,512      $225,422
                                                          ========      ========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Borrowings .......................................      $148,648      $121,933
  Accounts payable and other
    liabilities ....................................         6,126         6,282
                                                          --------      --------
      Total liabilities ............................       154,774       128,215
                                                          --------      --------
Minority interests in Operating
  Partnership ......................................        17,663        17,650
                                                          --------      --------

Stockholders' equity:
  Common stock, $.01 par-shares authorized
    20,000,000; outstanding 7,966,621 ..............            80            80
  Additional paid-in capital .......................        18,490        18,490
  Retained earnings ................................        60,505        60,987
                                                          --------      --------
      Total stockholders' equity ...................        79,075        79,557
                                                          --------      --------
                                                          $251,512      $225,422
                                                          ========      ========




          See accompanying notes to consolidated financial statements.

                         CV REIT, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (dollars in thousands, except per share data)


                                                        Three Months Ended
                                                             March 31,
                                                   ----------------------------
                                                       1999             1998
                                                   -----------      -----------
Revenues:
  Rent .......................................     $     5,569      $     2,794
  Interest, principally from
    mortgage notes ...........................           2,013            2,454
                                                   -----------      -----------
                                                         7,582            5,248
                                                   -----------      -----------
Expenses:
  Interest ...................................           2,466            1,435
  Operating ..................................           1,708              854
  General and administrative .................             380              349
  Depreciation and amortization ..............             873              444
                                                   -----------      -----------
                                                         5,427            3,082
                                                   -----------      -----------
                                                         2,155            2,166
Equity in income of unconsolidated
  affiliates .................................              17              131
Minority interests in income of
  Operating Partnership ......................            (343)            (420)
                                                   -----------      -----------
Net income ...................................     $     1,829      $     1,877
                                                   ===========      ===========
Per common share:
  Net income, basic and diluted ..............     $       .23      $       .24
                                                   ===========      ===========
  Dividend declared ..........................     $       .29      $       .29
                                                   ===========      ===========
  Average common shares outstanding:
    Basic ....................................       7,966,621        7,966,621
                                                   ===========      ===========
    Diluted ..................................       7,966,621        7,973,533
                                                   ===========      ===========




          See accompanying notes to consolidated financial statements.

                         CV REIT, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                                 (in thousands)









Balance at December 31, 1998 ..............................            $ 60,987

Net income for the three months
  ended March 31 1999 .....................................               1,829

Dividends declared ........................................              (2,311)
                                                                       --------

Balance at March 31, 1999 .................................            $ 60,505
                                                                       ========




          See accompanying notes to consolidated financial statements.

                         CV REIT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                               Three Months Ended
                                                               March 31,
                                                          ---------------------
                                                             1999         1998
                                                          --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .........................................    $  1,829     $  1,877
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization ..................         873          444
      Equity in depreciation and amortization of
        unconsolidated affiliates ....................          46           43
      Minority interests in income of
        Operating Partnership ........................         343          420
      Changes in assets and liabilities, net
         of effects from acquisitions:
           (Increase) in other assets ................        (778)      (1,241)
           (Decrease) increase in accounts
              payable and other liabilities ..........        (189)         431
                                                          --------     --------
Net cash provided by operating activities ............       2,124        1,974
                                                          --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of real estate ........................         (77)      (7,500)
  Capital improvements ...............................        (708)        --
  Fundings on real estate mortgage notes .............        --         (4,350)
  Collections on real estate mortgage notes ..........         292        6,614
  Other ..............................................         106         (119)
                                                          --------     --------
Net cash used in investing activities ................        (387)      (5,355)
                                                          --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings ...........................       2,358         --
  Repayments of borrowings ...........................        (930)        (700)
  Cash dividends paid ................................      (2,311)      (2,311)
  Distributions to minority interests ................        (434)        --
                                                          --------     --------
Net cash used in financing activities ................      (1,317)      (3,011)
                                                          --------     --------
Net increase (decrease) in unrestricted
  cash and cash equivalents ..........................         420       (6,392)
Unrestricted cash and cash equivalents at
  beginning of the period ............................       3,845       11,954
                                                          --------     --------
Unrestricted cash and cash equivalents at
  end of the period ..................................    $  4,265     $  5,562
                                                          ========     ========
Supplemental disclosure of cash flow information:
  Cash paid for interest .............................    $  2,375     $  1,261
                                                          ========     ========
Acquisitions:
  Fair value of assets acquired ......................    $(25,500)    $(27,739)
  Liabilities assumed ................................      25,423       30,239
                                                          --------     --------
  Cash paid for acquisitions, net of cash acquired ...    $    (77)    $ (7,500)
                                                          ========     ========


          See accompanying notes to consolidated financial statements.

                         CV REIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1) Organization, Business and Basis of Presentation


Organization and Business


CV Reit, Inc. ("CV Reit") is a real estate investment trust ("REIT") which until December 31, 1997, was principally engaged in investing in real estate mortgage notes. Effective December 31, 1997, CV Reit and its subsidiaries converted to an Umbrella Partnership REIT (UPREIT) structure as part of a series of transactions which closed on that date and which included the following: (1) a newly created Operating Partnership, Montgomery CV Realty L.P. (together with its wholly-owned subsidiaries hereinafter collectively referred to as the "OP"), acquired 100% of the ownership interests in ten commercial properties, and an approximately 95%
economic interest in Drexel Realty,  Inc.  ("Drexel"),  a real estate management and leasing company and (2) CV Reit and its subsidiaries transferred substantially all of their net assets (or the economic benefit thereof) to the OP. As a result, CV Reit, through a wholly-owned subsidiary, indirectly currently owns 84.1% of the OP, is the OP's sole general partner and is a self-administered, self-managed equity REIT. As of March 31, 1999, the OP owned 18 shopping centers and two office buildings, located in the Mid-Atlantic region and Florida aggregating over 1.8 million square feet.


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


The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been consolidated or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements are read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1998.

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



(2) Real Estate - Income Producing ("Real Estate")


(a) Real Estate is located in the Mid-Atlantic region and Florida and consists of (in thousands):

                                                     Mar. 31,           Dec.31,
                                                       1999              1998
                                                    ---------         ---------

 Shopping centers ..........................        $ 165,281         $ 140,212
Office buildings ...........................            5,338             5,338
                                                    ---------         ---------
 Totals ....................................          170,619           145,550

 Less accumulated depreciation .............           (3,997)           (3,142)
                                                    ---------         ---------
 Net Real Estate ...........................        $ 166,622         $ 142,408
                                                    =========         =========

(b) On March 31, 1999, the OP purchased a 202,499 square foot shopping center, located in New Jersey, for a purchase price of $24.4 million, including transaction costs, substantially all of which was financed by mortgage debt. The OP was required to deposit an additional $1 million with the lender in connection with future capital improvements.

The acquisition was accounted for as a purchase; accordingly, the net assets of the shopping center acquired are included in the Consolidated Balance Sheets as of the date of acquisition and the Consolidated Statements of Income will include the operating results beginning with the second quarter of 1999.

In addition, the OP has several pending acquisitions of shopping centers for an aggregate purchase price of $19 million. See Management's Discussion and Analysis of Results of Operations and Financial Condition Liquidity and Capital Resources - Acquisitions for a discussion of these potential acquisitions.


(c) Real Estate with a net book value of $161.2 million, at March 31, 1999, is pledged as collateral for borrowings (Note 4).



(3) Real Estate Mortgage Notes Receivable


At March 31, 1999, the Company's real estate mortgage notes receivable consisted of $24.9 million due from Hilcoast Development Corp. (the "Hilcoast Recreation Note"), collateralized by first mortgages on the recreation facilities at the Century Village at Pembroke Pines adult condominium project in southeast Florida, and $39.8 million, collateralized by first mortgages on the recreation facilities at the three previously completed Century Village communities in southeast Florida (collectively, the "Recreation Notes"). The Hilcoast Recreation Note provides for self-amortizing equal monthly principal and interest payments due through July 31, 2023, bears interest at 11% per annum, and may not be prepaid by Hilcoast without a prepayment penalty. The remaining Recreation Notes principally provide for self-amortizing equal monthly principal and interest payments due through 2012, with interest rates averaging 13% per annum, and contain certain prepayment prohibitions. The Recreation Notes are pledged as collateral for borrowings (Note 4).



(4) Borrowings


Borrowings consist of (in thousands):

                                                            Mar. 31,    Dec. 31,
                                                              1999        1998
Mortgage notes payable through .........................    --------    --------
  September 2008, interest ranging
  from 6.09% to 10.28%, collateralized
  by Real Estate (Note 2) ..............................    $ 76,593    $ 74,528

Mortgage  notes  payable in November
  2000 under $100 million credit facility,
  interest at one month LIBOR (4.96% at
  March 31, 1999) plus 1.75%, collateralized
  by Real Estate (Note 2) and the
  Hilcoast Recreation Note (Note 3)
  See Management's Discussion and Analysis
  of Results of Operations and Financial
  Condition - Liquidity and Capital
  Resources - Borrowings for a description
  of the terms .........................................      42,237      16,950

Collateralized Mortgage Obligations, net of
  unamortized discount of $525,000 and
  $584,000 based on an  effective  interest
  rate of 8.84%,  collateralized  by
  certain of the Recreation Notes (Note 3),
  quarterly  self-amortizing principal
  and interest payments required through March 2007 ....      29,818      30,455
                                                            --------    --------
          Totals .......................................    $148,648    $121,933
                                                            ========    ========

(5) Segment Reporting


Statement of Financial Accounting Standards No.131, "Disclosures about Segments of an Enterprise and Related Information", requires disclosure of financial and descriptive information about the Company's reportable operating segments. The operating segments presented are the segments of the Company for which separate financial information is available and operating performance is evaluated regularly by senior management in deciding how to allocate resources and in assessing performance. The Company evaluates the performance of its operating segments generally based on net operating income (before and after interest expense) and Funds From Operations ("FFO" - see Management's Discussion and Analysis of Results of Operations and Financial Condition for a definition of
FFO).

Effective December 31, 1997, the Company became an equity REIT engaged in the acquisition, leasing and management of neighborhood or community shopping centers, located in Pennsylvania, New Jersey and Florida. Prior to 1998, the Company's only principal business segment consisted of investments in real estate mortgage notes. Although the Company no longer invests in new real estate mortgage notes, it continues to hold its Recreation Notes (Note 3) and, as a result, the following segment disclosure includes information on those investments (in thousands):


                                Income
                               Producing
                              Real Estate,    Real
                              Principally    Estate
                                Shopping    Mortgage
Quarter Ended                   Centers       Notes     Other   Consolidated
   March 31, 1999:             ---------    --------   ------   ------------

Rent revenues                   $  5,550    $    -     $   19     $  5,569
Operating expenses                (1,670)        -        (38)      (1,708)
                                --------    -------    ------     --------
Real estate net operating
  income                           3,880         -        (19)       3,861
                                --------    -------    ------     --------
Interest income                       -       1,995        18        2,013
Interest expense                  (1,726)      (740)        -       (2,466)
                                --------    -------    ------     --------
Net interest income (expense)     (1,726)     1,255        18         (453)
                                --------    -------    ------     --------
Net operating income after
  interest expense                 2,154      1,255        (1)       3,408
General, administrative
  and other                         (129)         -      (192)        (321)
                                --------    -------    ------     --------
FFO - OP                           2,025      1,255      (193)       3,087

Reconciliation of FFO to
  net income:
  Depreciation and amortization
    of real property                (855)        -        (60)        (915)
                                --------    -------    ------     --------
Net income - OP                 $  1,170    $ 1,255    $ (253)       2,172
                                ========    =======    ======
Less minority interests in OP                                         (343)
                                                                  --------
Net income - consolidated                                         $  1,829
                                                                  ========
At March 31, 1999:
  Investment in real estate
    and real estate mortgage
    notes                       $166,622(a) $64,696    $8,686     $240,004
                                ========    =======    ======     ========

  Borrowings                    $112,293    $36,355    $   -      $148,648
                                ========    =======    ======     ========

--------
(a) Includes $25,068 of additions during the quarter.

                                Income
                               Producing
                              Real Estate,    Real
                              Principally    Estate
                                Shopping    Mortgage
Quarter Ended                   Centers       Notes     Other   Consolidated
   March 31, 1998:             ---------    --------   ------   ------------

Rent revenues                   $  2,590    $    -    $   204     $  2,794
Operating expenses                  (788)        -        (66)        (854)
                                --------    -------   -------     --------
Real estate net operating
  income                           1,802         -        138        1,940
                                --------    -------   -------     --------
Interest income                       -       2,312       142        2,454
Interest expense                    (711)      (724)       -        (1,435)
                                --------    -------   -------     --------
Net interest income (expense)       (711)     1,588       142        1,019
                                --------    -------   -------     --------
Net operating income after
  interest expense                 1,091      1,588       280        2,959
General, administrative
  and other                            3         -       (180)        (177)
                                --------    -------   -------     --------
FFO - OP                           1,094      1,588       100        2,782

Reconciliation of FFO to
  net income:
  Depreciation and amortization
    of real property                (416)        -        (69)        (485)
                                --------    -------   -------     --------
Net income - OP                 $    678    $ 1,588   $    31        2,297
                                ========    =======   =======
Less minority interests in OP                                         (420)
                                                                  --------
Net income - consolidated                                         $  1,877
                                                                  ========
At March 31, 1998:
  Investment in real estate
    and real estate mortgage
    notes                       $ 96,379(a) $75,388   $10,552     $182,319
                                ========    =======   =======     ========

  Borrowings                    $ 53,365    $32,281   $    -      $ 85,646
                                ========    =======   =======     ========

--------
(a) Includes $27,609 of additions during the quarter.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


                              Results of Operations


Net Income



        Three Months Ended March 31, 1999 and 1998


For the quarter ended March 31, 1999, net income was $1,829,000 or $.23 per share compared to $1,877,000 or $.24 per share for the same period of 1998.

During the quarter ended March 31, 1999, rent revenue, operating expenses and interest expense increased by $2,775,000, $854,000, and $1,031,000, respectively (a net increase of $890,000), primarily due to the acquisition of seven shopping centers during 1998 (the "1998 Acquisitions"). The increase also reflects improved operating results from existing centers which experienced a $145,000 increase in net rental income (rent revenue less operating expenses). We expect continued increases in rent revenue, operating costs and interest expense due to the acquisition of Lakewood Plaza ("Lakewood"), a 202,499 square foot shopping center, on March 31, 1999, for a purchase price of $24.4 million, including transaction costs, substantially all of which was financed by mortgage debt, and in the event certain additional planned acquisitions are consummated (see Liquidity and Capital Resources - Acquisitions).

Interest income decreased by $441,000 during the first quarter of 1999, primarily attributable to an approximately $10.5 million reduction in the average balance of mortgage notes receivable. These notes principally consisted of a line of credit and certain other loans to Hilcoast, which matured and were repaid during 1998. The average interest rate on these notes approximated 10.6% and the repayments were generally utilized to acquire shopping centers in 1998. Our remaining mortgage notes receivable are long term and require self-amortizing payments through 2023. Accordingly, interest income is anticipated to continue to decrease although to a lesser extent, due to scheduled repayments.

Depreciation   and   amortization   increased   by  $429,000  due  to  the  1998
Acquisitions. We expect continued increases in depreciation and amortization due to the Lakewood acquisition.

Funds From Operations

Funds From Operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts (NAREIT), consists of net income (computed in accordance with generally accepted accounting principles) before depreciation and amortization of real property, certain non-recurring items, extraordinary items, gains and losses on sales of real estate and income taxes.

The following schedule reconciles FFO to net income (in thousands):


                                                            Three Months Ended
                                                                  March 31,
                                                           ---------------------
                                                            1999           1998
                                                           ------         ------
Net income .......................................         $1,829         $1,877
Minority interests in income
  of OP ..........................................            343            420
Depreciation and amortization
  of real property ...............................            869            442
Equity in depreciation and
  amortization of real property
  of unconsolidated affiliates ...................             46             43
                                                           ------         ------
FFO - OP in 1998 .................................         $3,087         $2,782
                                                           ======         ======
FFO - CV Reit (a) ................................         $2,599         $2,273
                                                           ======         ======

-------
(a) CV Reit's interests in the OP was 84.2% in the first quarter of 1999 and 81.7% in the first quarter of 1998.


We believe that FFO is an appropriate measure of operating performance because real estate depreciation and amortization charges are not meaningful in evaluating the operating results of our properties and would distort the comparative measurement of performance and are not relevant to ongoing operations. However, FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and should not be considered as an alternative to either net income as a measure of our operating performance or to cash flows from operating activities as an indicator of liquidity or cash available to fund all cash flow needs. In addition, since other REITs may not calculate FFO in the same manner, FFO presented herein may not be comparable to that reported by other REITs.

                         Liquidity and Capital Resources



Consolidated Statements of Cash Flows


Net cash provided by operating activities, as reported in the Consolidated Statements of Cash Flows, amounted to $2.1 million in the first quarter of 1999 compared to $2 million for the same period in 1998. These amounts generally reflect FFO and net changes in assets and liabilities.

Net cash used in investing activities decreased to $.4 million during the first quarter of 1999 from $5.4 million for the same period in 1998. The 1999 amounts reflect $.7 million of capital improvements. The 1998 amounts principally consist of $7.5 million of cash required in connection with the acquisition of a shopping center in the first quarter of 1998, partially offset by $2.3 million of net collections on real estate mortgage notes receivable.

Net cash used in financing activities decreased to $1.3 million in the first quarter of 1999 from $3 million during the same period of 1998. The 1999 amounts consist of cash distributions of $2.3 million to stockholders and $.4 million to minority interests and $1.4 million of net proceeds from borrowings. The 1998 amounts consist of cash distributions amounting to $2.3 million to stockholders and $.7 million of repayments of borrowings.


Borrowings

At March 31, 1999, our borrowings increased to $148.6 million from $121.9 million at December 31, 1998. The $26.7 million increase included $25.3 million borrowed under the Line of Credit (see below) to finance the Lakewood acquisition. Scheduled principal payments over the next five years are $94.7 million with $53.9 million due thereafter.

Borrowings include $118.8 million, collateralized by a substantial portion of our Real Estate, including $42.2 million under the Line of Credit (see below). We expect to refinance certain of these borrowings, at or prior to maturity, through new mortgage loans on Real Estate including refinancing under the Line of Credit. The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such refinancing can be achieved. As a result of refinancing three mortgage loans in March and May of 1999, we have been able to reduce the weighted average effective fixed interest rate on $23.5 million of mortgage loans from 7.48% to 6.63%. We were also able to obtain an additional $5.2 million in cash in connection with the refinancings.

The remaining $29.8 million of borrowings consists of the CMO's which are collateralized by $39.8 million of the Recreation Notes and require self-amortizing principal and interest payments through March 2007. During the term of the CMO's, the scheduled annual debt service requirement approximates $5.2 million compared to annual principal and interest payments scheduled to be received under the related Recreation Notes of $6.5 million.

Effective March 31, 1998, we entered into a agreement with a financial institution which provides us with a three year non-revolving line of credit for up to $100 million (the "Line of Credit"). Advances under the Line of Credit:
(1) must be secured by assets based on specified aggregate loan to value and debt service coverage ratios, (2) bear interest at an annual rate of one month LIBOR plus 1.75% and (3) may be drawn only during the first two years of the credit facility and must be repaid by certain dates during the third year. Additional provisions include a 1% commitment fee, a minimum net worth covenant and cross-default and cross-collateralization requirements. Advances under the Line of Credit are used to fund acquisitions, expansions, renovations, financing and refinancing of real estate, including reimbursement of equity advances, and require certain performance covenants. In March 1999, we pledged the Hilcoast Recreation Note as collateral for future borrowings under an $18.5 million promissory note (the "Pembroke Note") as part of the Line of Credit. As of March 31, 1999, we had borrowed $42.2 million under the Line of Credit including $6.5 million under the Pembroke Note.


Capital Resources

Our operating funds are expected to be principally generated from rent revenue from income producing properties and interest income on the Recreation Notes. We believe that our operating funds will be sufficient in the foreseeable future to fund operating and administrative expenses, interest expense, recurring capital expenditures and distributions to stockholders in accordance with REIT requirements. Sources of capital for non-recurring capital expenditures and scheduled principal payments, including balloon payments, on outstanding borrowings are expected to be obtained from property refinancings, scheduled principal repayments on the Recreation Notes, sales of non-strategic other real estate, the Line of Credit and/or potential debt or equity financing in the public or private markets.

Acquisitions


During the quarter ended March 31, 1999, we completed the Lakewood acquisition for a purchase price of $24.4 million, including transaction costs, substantially all of which was financed by mortgage debt. We were required to deposit an additional $1 million with the lender in connection with future capital improvements.

In addition, we have entered into conditional agreements to acquire three shopping centers in Pennsylvania and New Jersey for an aggregate purchase price of approximately $19 million. The acquisitions are subject to due diligence and certain other conditions and there can be no assurance that they will be consummated. If consummated, we plan to finance substantially all of the purchase prices.

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

Our policy is to acquire additional properties only if they are income producing and any proposed acquisition requires a resolution by a majority of our Board of Directors that the acquisition will not adversely affect our ability to pay a quarterly dividend of at least 29 cents per share. Under the OP agreement, all of the activities of the OP must generally be conducted with a view toward enabling the OP to make quarterly distributions to all partners of at least 29 cents per OP unit and such additional amount, if required, to enable CV Reit to pay a regular quarterly dividend of at least 29 cents per share to its stockholders. As of March 31, 1999, there were 1,505,424 OP units held by minority interests.




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



     Our State of Readiness

We have implemented a Y2K readiness program with the objective of having all of our significant Information Systems functioning properly with respect to Y2K before January 1, 2000. The first component of our readiness program was to identify our internal Information Systems that are susceptible to system failures or processing errors as a result of the Y2K issue. This effort is substantially complete and any issues that arose have been identified and corrected where necessary.

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




           Forward Looking Information: Certain Cautionary Statements


Certain statements contained in "Management's Discussion and Analysis of Results of Operations and Financial Condition" and elsewhere in this Form 10-Q, that are not related to historical results, are forward looking statements, such as anticipated liquidity and capital resources, completion of potential acquisitions and collectibility of real estate mortgage notes receivable. The matters referred to in forward looking statements are based on assumptions of future events which may not prove to be accurate and which could be affected by the risks and uncertainties involved in our business; accordingly, actual results may differ materially from those projected and implied in the forward looking statements. These risks and uncertainties include, but are not limited to, the effect of conditions in the commercial real estate market and the economy in general, the level and volatility of interest rates, the impact of current or pending legislation and regulation, as well as certain other risks described in the Form 10-Q. Subsequent written and oral forward looking statements attributable to our company or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this paragraph and elsewhere described in this Form 10-Q and in other reports we filed with the Securities and Exchange Commission.

                           Part II. Other Information



Item 6 - Exhibits and Reports on Form 8-K:


        Exhibits:

27      Financial Data Schedule


        Reports on Form 8-K:

         On April 7, 1999,  the  Registrant  filed on Form 8-K reporting  under
         Item 2. and Item 7., the acquisition of Lakewood Plaza Shopping Center.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CV REIT, INC.
                             -------------------------------------
                                          (Registrant)


                             /s/ Louis P. Meshon
May 13, 1999          _____________________________________
                                 Louis P. Meshon, President


                             /s/ Elaine Hauff
May 13, 1999          _____________________________________
                                Elaine Hauff, Vice President,
                                  Treasurer and Principal
                                  Financial and Accounting
                                  Officer