Form 10-Q
period 1999-06-30
CV REIT INC
filed 1999-08-11
CIK 18934

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   ----------

                                   FORM 10-Q

(Mark One)
  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 1999

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

                          Yes   X    No

                         CV REIT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)



                                                         June 30,        Dec.31,
               ASSETS                                      1999           1998
                                                          --------      --------

Real estate - income producing,
  net of accumulated depreciation ..................      $172,950      $142,408
Real estate mortgage notes
  receivable .......................................        64,312        64,988
Investments in unconsolidated affiliates ...........         3,061         3,323
Cash and cash equivalents (includes
  $882 and $930 restricted) ........................         6,280         4,775
Other real estate (net of allowance
  for losses of $2,401) ............................         5,490         5,463
Other ..............................................         6,617         4,465
                                                          --------      --------
                                                          $258,710      $225,422
                                                          ========      ========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Borrowings .......................................      $157,439      $121,933
  Accounts payable and other
    liabilities ....................................         5,977         6,282
                                                          --------      --------
      Total liabilities ............................       163,416       128,215
                                                          --------      --------
Minority interests in Operating
  Partnership ......................................        16,984        17,650
                                                          --------      --------

Stockholders' equity:
  Common stock, $.01 par-shares authorized
    20,000,000; outstanding 7,966,621 ..............            80            80
  Additional paid-in capital .......................        18,490        18,490
  Retained earnings ................................        59,740        60,987
                                                          --------      --------
      Total stockholders' equity ...................        78,310        79,557
                                                          --------      --------
                                                          $258,710      $225,422
                                                          ========      ========



          See accompanying notes to consolidated financial statements.

                         CV REIT, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (dollars in thousands, except per share data)



                                   Three Months Ended     Six Months Ended
                                         June 30,              June 30,
                                ----------------------  ------------------------
                                   1999         1998         1999         1998
                                ---------  -----------  -----------  -----------
Revenues:
  Rent ........................ $   6,480  $     3,743  $    12,049  $     6,537
  Interest, principally from
    mortgage notes ............     2,008        2,250        4,021        4,704
                                ---------  -----------  -----------  -----------
                                    8,488        5,993       16,070       11,241
                                ---------  -----------  -----------  -----------
Expenses:
  Interest ....................     2,958        1,883        5,424        3,318
  Operating ...................     1,873        1,120        3,581        1,974
  General and administrative ..       495          369          875          718
  Depreciation and amortization     1,040          585        1,913        1,029
                                ---------  -----------  -----------  -----------
                                    6,366        3,957       11,793        7,039
                                ---------  -----------  -----------  -----------
                                    2,122        2,036        4,277        4,202

Equity in income of unconsoli-
  dated affiliates ............        (2)         122           15          253
Gain on sale of real estate ...      --          2,347         --          2,347
Non-recurring professional fees      (285)        --           (285)        --
Minority interests in income
  of Operating Partnership ....     (290)        (825)        (633)      (1,245)
                                ---------  -----------  -----------  -----------
Net income .................... $   1,545  $     3,680  $     3,374  $     5,557
                                =========  ===========  ===========  ===========


Per common share:
  Net income, basic and diluted $     .19  $       .46  $       .42  $       .70
                                =========  ===========  ===========  ===========
  Dividends declared .......... $     .29  $       .29  $       .58  $       .58
                                =========  ===========  ===========  ===========
  Average common shares
    outstanding:
      Basic ................... 7,966,621    7,966,621    7,966,621    7,966,621
                               ==========  ===========  ===========  ===========
      Diluted ................. 7,966,621    7,966,621    7,966,621    7,969,844
                               ==========  ===========  ===========  ===========



          See accompanying notes to consolidated financial statements.

                 CV REIT, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                         (in thousands)







Balance at December 31, 1998 ...............................           $ 60,987

Net income for the six months
  ended June 30, 1999 ......................................              3,374

Dividends declared .........................................             (4,621)
                                                                       --------

Balance at June 30, 1999 ...................................           $ 59,740
                                                                       ========




          See accompanying notes to consolidated financial statements.

                         CV REIT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                             Six Months Ended
                                                                  June 30,
                                                           --------------------
                                                              1999        1998
                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ...........................................   $  3,374    $  5,557
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization ....................      1,913       1,029
      Equity in depreciation and amortization of
        unconsolidated affiliates ......................         91          86
      Minority interests in income of
        Operating Partnership ..........................        633       1,245
      Gain on sale of real estate ......................       --        (2,347)
      Changes in assets and liabilities, net
         of effects from acquisitions:
           (Increase) decrease in other assets .........       (948)     (2,163)
           (Decrease) increase in accounts
              payable and other liabilities ............       (379)         83
                                                           --------    --------
Net cash provided by operating activities ..............      4,684       3,490
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of real estate ..........................       (402)    (17,127)
  Capital improvements .................................       (974)       (201)
  Fundings on real estate mortgage notes ...............       --        (5,190)
  Collections on real estate mortgage notes ............        676      16,764
  Proceeds from the sale of real estate ................       --         4,151
  Other ................................................        192         (96)
                                                           --------    --------
Net cash used in investing activities ..................       (508)     (1,699)
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings .............................     24,858       7,650
  Repayments of borrowings .............................    (21,438)     (3,419)
  Cash dividends paid ..................................     (4,627)     (4,624)
  Distributions to minority interests ..................       (870)       (519)
  Redemption of Operating Partnership units ............       (546)       --
                                                           --------    --------
Net cash used in financing activities ..................     (2,623)       (912)
                                                           --------    --------
Net increase in unrestricted cash and
  cash equivalents .....................................      1,553         879
Unrestricted cash and cash equivalents at
  beginning of the period ..............................      3,845      11,954
                                                           --------    --------
Unrestricted cash and cash equivalents at
  end of the period ....................................   $  5,398    $ 12,833
                                                           ========    ========

                         CV REIT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                            Six Months Ended
                                                                  June 30,
                                                           --------------------
                                                             1999        1998
                                                           --------    --------

Supplemental disclosure of cash flow information:
  Cash paid for interest ...............................   $  5,174    $  3,054
                                                           ========    ========


Acquisitions:
  Fair value of assets acquired ........................   ($32,685)   ($61,751)
  Liabilities assumed or incurred ......................     32,283      44,474
  Operating Partnership units issued ...................       --           150
                                                           --------    --------
  Cash paid for acquisitions, net of cash acquired .....   ($   402)   ($17,127)
                                                           ========    ========




          See accompanying notes to consolidated financial statements.

                         CV REIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




(1) Organization, Business and Basis of Presentation

Organization and Business

CV Reit, Inc. ("CV Reit") is a real estate investment trust ("REIT") which until December 31, 1997, was principally engaged in investing in real estate mortgage notes. Effective December 31, 1997, CV Reit and its subsidiaries converted to an Umbrella Partnership REIT (UPREIT) structure as part of a series of transactions which closed on that date and which included the following: (1) a newly created Operating Partnership, Montgomery CV Realty L.P. (together with its wholly-owned subsidiaries hereinafter collectively referred to as the "OP"), acquired 100% of the ownership interests in ten commercial properties, and an approximately 95%
economic interest in Drexel Realty,  Inc.  ("Drexel"),  a real estate management and leasing company and (2) CV Reit and its subsidiaries transferred substantially all of their net assets (or the economic benefit thereof) to the OP. As a result, CV Reit, through a wholly-owned subsidiary, indirectly currently owns 84.5% of the OP, is the OP's sole general partner and is a self-administered, self-managed equity REIT. As of June 30, 1999, the OP owned 19 shopping centers and two office buildings, located in the Mid-Atlantic region and Florida aggregating over 1.8 million square feet.


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


(2)  Real Estate - Income Producing ("Real Estate")

(a) Real Estate is located in the Mid-Atlantic region and Florida and consists of (in thousands):
                                                          June 30,     Dec. 31,
                                                            1999         1998
                                                         ---------    ---------

Shopping centers .....................................   $ 172,616    $ 140,212
Office buildings .....................................       5,345        5,338
                                                         ---------    ---------
Totals ...............................................     177,961      145,550

Less accumulated depreciation ........................      (5,011)      (3,142)
                                                         ---------    ---------
Net Real Estate ......................................   $ 172,950    $ 142,408
                                                         =========    =========


(b) On March 31, 1999, the OP purchased an approximately 202,499 square foot shopping center, located in New Jersey, for a purchase price of $24.6 million, including transaction costs, substantially all of which was financed by mortgage debt. The OP was required to deposit an additional $1 million with the lender in connection with future capital improvements.

On May 18, 1999, the OP purchased an approximately 75,000 square foot shopping center, located in Pennsylvania, for a purchase price of $6.8 million including transaction costs, substantially all of which was financed by mortgage debt.

The acquisitions were accounted for as purchases; accordingly, the operating results of the net assets acquired are included in the consolidated financial statements from their respective purchase dates.

In addition, the OP has several pending acquisitions of shopping centers for an aggregate purchase price of $24 million. See Management's Discussion and
Analysis of Results of  Operations  and  Financial  Condition  -  Liquidity  and
Capital   Resources  -  Acquisitions   for  a  discussion  of  these   potential
acquisitions.

(c) Real Estate with a net book value of $167.4 million, at June 30, 1999, is pledged as collateral for borrowings (Note 4).

(3)  Real Estate Mortgage Notes Receivable

At June 30, 1999, the Company's real estate mortgage notes receivable consisted of $24.8 million due from Hilcoast Development Corp. (the "Hilcoast Recreation Note"), collateralized by first mortgages on the recreation facilities at the Century Village at Pembroke Pines adult condominium community in southeast Florida, and $39.5 million, collateralized by first mortgages on the recreation facilities at the three previously completed Century Village communities in southeast Florida (collectively, the "Recreation Notes"). The Hilcoast Recreation Note provides for self-amortizing equal monthly principal and interest payments due through July 31, 2023, bears interest at 11% per annum, and may not be prepaid by Hilcoast without a prepayment penalty. The remaining Recreation Notes principally provide for self-amortizing equal monthly principal and interest payments due through 2012, with interest rates averaging 13% per annum, and contain certain prepayment prohibitions. The Recreation Notes are pledged as collateral for borrowings (Note 4).


(4)  Borrowings

Borrowings consist of (in thousands):
                                                              June 30,  Dec. 31,
                                                                 1999     1998
Mortgage notes payable through September                      --------  --------
  2008, interest ranging from 6.09% to
  10.28%, collateralized by Real Estate
  (Note 2) .................................................. $ 79,236  $ 74,528

Mortgage notes payable in November 2000 under
  $100 million credit facility, interest at one
  month LIBOR (5.24% at June 30, 1999) plus
  1.75%, collateralized by Real Estate (Note 2)
  and the Hilcoast Recreation Note (Note 3)
  See Management's Discussion and Analysis of
  Results of Operations and Financial Condition -
  Liquidity and Capital Resources - Borrowings
  for a description of the terms .............................  49,036    16,950

Collateralized Mortgage Obligations, net of
  unamortized discount of $496,000 and
  $584,000 based on an  effective  interest
  rate of 8.84%,  collateralized  by
  certain of the Recreation Notes (Note 3),
  quarterly  self-amortizing principal
  and interest payments required
  through March 2007 .........................................  29,167    30,455
                                                              --------  --------
          Totals ............................................ $157,439  $121,933
                                                              ========  ========


The Company has three interest rate swap contracts with an aggregate notional amount of $28.7 million. Two of the contracts, which expire in March 2004, have been outstanding since March 1999 and the third contract, which expires in May 2004, has been outstanding since May 1999. The interest rate swaps have an effective interest rate of 6.63%.

(5)  Segment Reporting

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", requires disclosure of financial and descriptive information about the Company's reportable operating segments. The operating segments presented are the segments of the Company for which separate financial information is available and operating performance is evaluated regularly by senior management in deciding how to allocate resources and in assessing performance. The Company evaluates the performance of its operating segments generally based on net operating income (before and after interest expense) and Funds From Operations ("FFO" - see Management's Discussion and Analysis of Results of Operations and Financial Condition for a definition of FFO and a reconciliation of FFO to net income).

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

                                          Income
                                       Producing
                                    Real Estate,     Real
                                     Principally     Estate
                                        Shopping    Mortgage
                                         Centers     Notes    Other Consolidated
                                         -------     ------   ------   ---------
Quarter Ended June 30, 1999:

Rent revenues .......................    $ 6,461     $ --      $ 19     $ 6,480
                                         =======     ======    ====     =======
Real estate net operating
  income ............................    $ 4,627     $ --      $(20)    $ 4,607

Net interest income (expense) .......     (2,122)     1,140      32        (950)
                                         -------     ------    ----     -------
Net operating income after
  net interest ......................    $ 2,505     $1,140    $ 12     $ 3,657
                                         =======     ======    ====     =======
FFO - OP ............................                                   $ 3,204
                                                                        =======


Quarter Ended June 30, 1998:

Rent revenues .......................    $ 3,684     $ --      $ 59     $ 3,743
                                         =======     ======    ====     =======
Real estate net operating
  income ............................    $ 2,602     $ --      $ 21     $ 2,623

Net interest income (expense) .......     (1,107)     1,426      48         367
                                         -------     ------    ----     -------
Net operating income after
  net interest ......................    $ 1,495     $1,426    $ 69     $ 2,990
                                         =======     ======    ====     =======

FFO - OP ............................                                   $ 2,786
                                                                        =======

                                            Income
                                         Producing
                                      Real Estate,    Real
                                       Principally    Estate
                                          Shopping    Mortgage
                                           Centers    Notes   Other Consolidated
                                         ---------    ------- ------  ----------

Six Months Ended June 30, 1999:

Rent revenues .........................   $ 12,011    $ --     $ 38    $ 12,049
                                          ========    ======   ====    ========
Real estate net operating
  income ..............................   $  8,508    $ --     $(40)   $  8,468

Net interest income (expense) .........     (3,848)    2,387     58      (1,403)
                                          --------    ------   ----    --------
Net operating income after net
  interest ............................   $  4,660    $2,387   $ 18    $  7,065
                                          ========    ======   ====    ========
FFO - OP ..............................                                $  6,291
                                                                       ========
At June 30, 1999:
 Investment in real estate and
 real estate mortgage notes ...........  $172,950(a) $64,312  $ 8,551  $245,813
                                         ========    =======  =======  ========
Borrowings ............................  $120,036    $37,403   $  --   $157,439
                                         ========    =======  =======  ========



Six Months Ended June 30, 1998:

Rent revenues ..........................    $ 6,274     $ --      $263   $6,537
                                            =======     ======    ====   ======
Real estate net operating
  income ...............................    $ 4,404     $ --      $159   $4,563

Net interest income (expense) ..........     (1,819)     3,010     195    1,386
                                            -------     ------    ----   ------
Net operating income after net
  interest .............................    $ 2,585     $3,010    $354   $5,949
                                            =======     ======    ====   ======
FFO - OP ...............................                                 $5,570
                                                                         ======
At June 30, 1998:
  Investment in real estate and
 real estate mortgage notes ............   $129,612(a) $66,078 $ 8,738 $204,428
                                           ========    ======= ======= ========
Borrowings .............................   $ 82,882    $31,685 $  --   $114,567
                                           ========    ======= ======= ========

(a) Includes $32,411 and $61,406 of additions during the six months ended June 30, 1999 and 1998.

(6) Redemption of Certain Minority Interests


During the quarter ended June 30, 1999, the OP redeemed 43,018 OP units for approximately $546,000, resulting in an increase in CV Reit's indirect ownership of the OP from 84.2% to 84.5%.


(7) Non-Recurring Professional Fees


During the quarter ended June 30, 1999, the Company expensed $285,000 of professional fees as a result of the termination of negotiations related to a proposed merger.


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition


                              Results of Operations

Net Income

         Three Months Ended June 30, 1999 and 1998


For the quarter ended June 30, 1999, net income was $1,545,000 or $.19 per share compared to $3,680,000 or $.46 per share for the same period of 1998.

Net income for the quarter ended June 30, 1998 includes a $2.3 million gain from the sale of real estate.

During the quarter ended June 30, 1999, rent revenue, operating expenses and interest expense increased by $2,737,000, $753,000 and $1,075,000, respectively (a net increase of $909,000), primarily due to the acquisition of nine shopping centers since mid-1998 (the "Shopping Center Acquisitions"). The increase also reflects improved operating results from existing centers which experienced a $125,000 increase in net rental income (rent revenue less operating expenses). We expect continued increases in rent revenue, operating expenses and interest expense due to the acquisition of Cherry Square Shopping Center ("Cherry Square"), a 75,000 square foot shopping center, on May 18, 1999, for a purchase price of $6.8 million, including transaction costs, substantially all of which was financed by mortgage debt, and in the event certain additional planned acquisitions are consummated (see Liquidity and Capital Resources Acquisitions).

Interest income decreased by $242,000 during the second quarter of 1999, primarily attributable to a reduction in the average balance of mortgage notes receivable. These notes principally consisted of a line of credit and certain other loans to Hilcoast which matured and were repaid during 1998. Our remaining mortgage notes receivable are long term and require self-amortizing payments through 2023. Accordingly, interest income is anticipated to continue to decrease although to a lesser extent, due to scheduled repayments.

General and administrative expenses increased by $126,000 during the second quarter of 1999 primarily due to higher legal and other professional fees.

Depreciation and amortization increased by $455,000 due to the Shopping Center Acquisitions. We expect continued increases in depreciation and amortization due to the Cherry Square acquisition.

Net income for the quarter ended June 30, 1999 includes $285,000 of professional fees expensed as a result of the termination of negotiations related to a proposed merger.



         Six Months Ended June 30, 1999 and 1998

For the six months ended June 30, 1999, net income was $3,374,000 or $.42 per share compared to $5,557,000 or $.70 per share for the same period of 1998.

Net income for the six months ended June 30, 1998 includes a $2.3 million gain from the sale of real estate.

During the six months ended June 30, 1999, rent revenue, operating expenses and interest expense increased by $5,512,000, $1,607,000, and $2,106,000, respectively (a net increase of $1,799,000), primarily due to the Shopping Center Acquisitions. The increase also reflects improved operating results from existing centers which experienced a $270,000 increase in net rental income (rent revenue less operating expenses).

Interest income decreased by $683,000 during the first six months of 1999, primarily attributable to a reduction in the average balance of mortgage notes receivable. These notes principally consisted of a line of credit and certain other loans to Hilcoast, which matured and were repaid during 1998. The average interest rate on these notes approximated 10.4% and the repayments were generally utilized to acquire shopping centers in 1998.

General and administrative expenses increased by $157,000 during the six months ended June 30, 1999 primarily due to higher professional fees.

Depreciation and amortization increased by $884,000 due to the Shopping Center Acquisitions.

Net income for the six months ended June 30, 1999 includes $285,000 of professional fees expensed as a result of the termination of negotiations related to a proposed merger.


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

The following schedule reconciles FFO to net income (in thousands):

                                                Three                Six
                                             Months Ended         Months Ended
                                               June 30,             June 30,
                                           ----------------    ----------------
                                            1999      1998      1999      1998
                                           ------   -------    ------   -------
Net income .............................   $1,545   $ 3,680    $3,374   $ 5,557
Minority interests in income
  of OP ................................      290       825       633     1,245
Depreciation and amortization
  of real property (including
  unconsolidated affiliates ............    1,084       628     1,999     1,115
Non-recurring professional fees ........      285      --         285      --
Gain on sale of real estate ............     --      (2,347)     --      (2,347)
                                           ------   -------    ------   -------
FFO - OP ...............................   $3,204   $ 2,786    $6,291   $ 5,570
                                           ======   =======    ======   =======
FFO - CV Reit (a) ......................   $2,698   $ 2,276    $5,297   $ 4,551
                                           ======   =======    ======   =======
-------
(a) CV Reit's interests in the OP averaged 84.2% in 1999 and 81.7% in 1998.


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


                         Liquidity and Capital Resources

Consolidated Statements of Cash Flows

Net cash provided by operating activities, as reported in the Consolidated Statements of Cash Flows, amounted to $4.7 million for the six months ended June 30, 1999 compared to $3.5 million for the same period in 1998. These amounts generally reflect FFO and net changes in assets and liabilities.

Net cash used by investing activities for the six months ended June 30, 1999 decreased to $.5 million from $1.7 million for the same period in 1998. The 1999 amounts reflect $1 million of capital improvements partially offset by $.7 million of net collections on real estate mortgage notes receivable. The 1998 amounts principally consist of $17.1 million of cash required in connection with the acquisition of four shopping centers in the first six months of 1998, partially offset by $11.6 million of net collections on real estate mortgage notes receivable and $4.2 million received from the sale of real estate.

Net cash used in financing activities increased to $2.6 million for the six months ended June 30, 1999 from $.9 million during the same period of 1998. The 1999 amounts principally consist of cash distributions of $4.6 million to stockholders and $.9 million to minority interests, partially offset by $3.4 million of net proceeds from borrowings. The 1998 amounts consist of cash distributions amounting to $4.6 million to stockholders and $.5 million to minority interests, partially offset by $4.2 million of net proceeds from borrowings.

Borrowings

At June 30, 1999, our borrowings increased to $157.4 million from $121.9 million at December 31, 1998. The $35.5 million increase included $32.1 million borrowed under the Line of Credit (see below) to finance two shopping center acquisitions in 1999. Scheduled principal payments over the next five years are $82.8 million with $74.6 million due thereafter.

Borrowings include $128.3 million, collateralized by a substantial portion of our Real Estate and our Hilcoast Recreation Note, including $49 million under the Line of Credit (see below). We expect to refinance certain of these borrowings, at or prior to maturity, through new mortgage loans on Real Estate including refinancing under the Line of Credit. The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such refinancing can be achieved. As a result of refinancing three mortgage loans in 1999, we have been able to reduce the weighted average effective fixed interest rate on $23.5 million of mortgage loans from 7.48% to 6.53%. We were also able to obtain an additional $5.2 million in cash in connection with the refinancings.

The remaining $29.1 million of borrowings consists of Collateralized Mortgage Obligations (the "CMO's") which are collateralized by $39.5 million of the Recreation Notes and require self-amortizing principal and interest payments through March 2007. During the term of the CMO's, the scheduled annual debt service requirement approximates $5.2 million compared to annual principal and interest payments scheduled to be received under the related Recreation Notes of $6.5 million.

Effective March 31, 1998, we entered into an agreement with a financial institution which provides us with a three year non-revolving line of credit for up to $100 million (the "Line of Credit"). Advances under the Line of Credit:
(1) must be secured by assets based on specified aggregate loan to value and debt service coverage ratios, (2) bear interest at an annual rate of one month LIBOR plus 1.75% and (3) may be drawn only during the first two years of the credit facility and must be repaid by certain dates during the third year. Additional provisions include a 1% commitment fee, a minimum net worth covenant and cross-default and cross-collateralization requirements. Advances under the Line of Credit are used to fund acquisitions, expansions, renovations, financing and refinancing of real estate, including reimbursement of equity advances, and require certain performance covenants. In March 1999, we pledged the Hilcoast Recreation Note as collateral for future borrowings under an $18.5 million promissory note (the "Pembroke Note") as part of the Line of Credit. As of June 30, 1999, we had borrowed $49 million under the Line of Credit including $8.2 million under the Pembroke Note.

Capital Resources

Our operating funds are expected to be principally generated from rent revenue from income producing properties and interest income on the Recreation Notes. We believe that our operating funds will be sufficient in the foreseeable future to fund operating and administrative expenses, interest expense, recurring capital expenditures and distributions to stockholders in accordance with REIT requirements. Sources of capital for non-recurring capital expenditures and scheduled principal payments, including balloon payments, on outstanding borrowings are expected to be obtained from property refinancing, scheduled principal repayments on the Recreation Notes, sales of non-strategic other real estate, the Line of Credit and/or potential debt or equity financing in the public or private markets.

Acquisitions

During the six months ended June 30, 1999, we completed the acquisition of two shopping centers for an aggregate purchase price of $31.2 million, including transaction costs, substantially all of which was financed by mortgage debt. In connection with the Lakewood acquisition, we were required to deposit an additional $1 million with the lender in connection with future capital improvements.

In addition, we have entered into conditional agreements to acquire four shopping centers in Pennsylvania and New Jersey for an aggregate purchase price of approximately $24 million. The acquisitions are subject to due diligence and certain other conditions and there can be no assurance that they will be consummated.

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

Our policy is to acquire additional properties only if they are income producing and any proposed acquisition requires a resolution by a majority of our Board of Directors that the acquisition will not adversely affect our ability to pay a quarterly dividend of at least 29 cents per share. Under the OP agreement, all of the activities of the OP must generally be conducted with a view toward enabling the OP to make quarterly distributions to all partners of at least 29 cents per OP unit and such additional amount, if required, to enable CV Reit to pay a regular quarterly dividend of at least 29 cents per share to its stockholders. As of June 30, 1999, there were 1,462,406 OP units held by minority interests.

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

As to the second component of the Y2K readiness program, we have identified our significant tenants, vendors and creditors that are believed, at this time, to be critical to business operations subsequent to January 1, 2000. Through the use of questionnaires, interviews, on-site visits and other available means we have ascertained that we have no significant exposure to Y2K problems at this time. However, there can be no assurance that the Information Systems provided by or utilized by other companies which affect their operations will be timely converted in such a way as to allow them to continue normal business operations or furnish products, services or data to us without disruption.

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

Y2K Costs

Our total cost of these Y2K compliance activities is not expected to exceed $25,000. The costs and time necessary to complete the Y2K modification and testing processes are based on our best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ from the estimates. Our Y2K readiness program is an ongoing process and the estimates of costs and completion dates for various components of the Y2K readiness program described above are subject to change.


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

         PART II.  Other Information


Item 4 - Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on June 7, 1999. At that meeting the stockholders elected two directors, who were elected by the following vote: Milton S. Schneider - Votes For: 7,143,211; Votes Withheld:
17,246; and Alan L. Shulman - Votes For: 7,143,220; Votes Withheld: 17,237.

In addition, the stockholders were asked to ratify BDO Seidman, LLP as the Company's independent auditiors for the Company's fiscal year ending December 31, 1999. The number of votes were as follows: For: 7,082,166; Against: 21,113;
Abstain: 57,178.


Item 6 - Exhibits and Reports on Form 8-K:


         Exhibits:

            27     Financial Data Schedule

         Reports on Form 8-K:


                NONE








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


                                            CV REIT, INC.
                                -------------------------------------
                                             (Registrant)


                                   /s/ Louis P. Meshon
August 9, 1999                   _____________________________________
                                Louis P. Meshon Sr., President


                                   /s/ Elaine Hauff
August 9, 1999                   _____________________________________
                                Elaine Hauff, Vice President,
                                Treasurer and Principal Financial
                                and Accounting Officer