Form 10-Q
period 1999-09-30
CV REIT INC
filed 1999-11-12
CIK 18934

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   ----------

                                    FORM 10-Q

(Mark One)
  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
-----
       EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1999

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of November 10, 1999: 7,966,621

                         CV REIT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (dollars in thousands)




                                                    Sep. 30, 1999  Dec. 31, 1998
ASSETS                                              -------------  -------------
Real estate - income producing, net of
  accumulated depreciation ...........................   $173,743       $142,408
Real estate mortgage notes receivable ................     63,915         64,988
Investments in unconsolidated affiliates .............      3,448          3,323
Cash and cash equivalents (includes $886
 and $930 restricted) ................................      4,473          4,775
Other real estate (net of allowance for
 losses of $2,401) ...................................      5,500          5,463
Receivables and accrued income .......................      2,632          1,713
Prepaid expenses and other ...........................      4,701          2,752
                                                         --------       --------
                                                         $258,412       $225,422
                                                         ========       --------
         LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Borrowings .........................................   $157,248       $121,933
  Accounts payable and other liabilities .............      6,444          6,282
                                                         --------       --------
      Total liabilities ..............................    163,692        128,215
                                                         --------        -------

Minority interests in Operating Partnership ..........     16,894         17,650
                                                         --------       --------

Stockholders' Equity:
  Common stock, $.01 par-shares authorized
   20,000,000; outstanding 7,966,621 .................         80            80
  Additional paid-in capital .........................     18,490         18,490
  Retained earnings ..................................     59,256         60,987
                                                         --------       --------
      Total stockholders' equity .....................     77,826         79,557
                                                         --------       --------
                                                         $258,412       $225,422
                                                         ========       ========



See  accompanying  notes  to  consolidated  financial statements.

                         CV REIT, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (dollars in thousands, except per share data)




                                   Three Months Ended       Nine Months Ended
                                      September 30,             September 30,
                                  ----------------------  ---------------------
                                     1999         1998       1999        1998
                                  ---------    ---------  ---------   ---------
Revenues:
  Rent ........................   $   6,572    $   5,104  $  18,621   $  11,641
  Interest, principally
   from mortgage notes ........       2,003        2,122      6,024       6,826
                                  ---------    ---------  ---------   ---------
                                      8,575        7,226     24,645      18,467
                                  ---------    ---------  ---------   ---------
Expenses:
  Interest ....................       3,074        2,507      8,498       5,825
  Operating ...................       1,950        1,597      5,531       3,571
  General and administrative ..         431          404      1,306       1,122
  Depreciation and
    amortization ..............       1,067          820      2,980       1,849
                                  ---------    ---------  ---------   ---------
                                      6,522        5,328     18,315      12,367
                                  ---------    ---------  ---------   ---------
                                      2,053        1,898      6,330       6,100

Equity in income of
  unconsolidated affiliates ...         108          150        123         403
Gain on sale of real estate ...          --           --         --       2,347
Non-recurring items:
  professional fees and
  settlement of litigation ....          --         (200)      (285)       (200)
Minority interests in income of
  Operating Partnership .......        (335)        (292)      (968)     (1,537)
                                  ---------    ---------  ---------   ---------
Net income ....................   $   1,826    $   1,556  $   5,200   $   7,113
                                  =========    =========  =========   =========
Per common share:
  Net income, basic and diluted   $     .23    $    .20   $     .65   $     .89
                                  =========    =========  =========   =========
  Dividends declared ..........   $     .29    $    .29   $     .87   $     .87
                                  =========    =========  =========   =========
  Average common shares
    outstanding, basic
    and diluted ...............   7,966,621    7,966,621  7,966,621   7,966,621
                                  =========    =========  =========   =========




          See accompanying notes to consolidated financial statements.

                         CV REIT, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                                 (in thousands)




Balance at December 31, 1998 ...............................           $ 60,987
Net income for the nine months
  ended September 30, 1999 .................................              5,200
Dividends declared .........................................             (6,931)
                                                                       --------
Balance at September 30, 1999 ..............................           $ 59,256
                                                                       ========





          See accompanying notes to consolidated financial statements.

                         CV REIT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                           Nine Months Ended
                                                             September 30,
                                                         ----------------------
                                                           1999          1998
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .........................................    $  5,200     $  7,113
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization ..................       2,980        1,849
      Equity in depreciation and amortization of
        unconsolidated affiliates ....................         131          128
      Minority interests in income of
        Operating Partnership ........................         968        1,537
      Gain on sale of real estate ....................          --       (2,347)
      Changes in assets and liabilities,
        net of effects from acquisitions:
        Increase in receivables, accrued
          income, prepaid expenses and other .........      (1,671)      (2,962)
        (Decrease) increase in accounts
          payable and other liabilities ..............         (14)         675
                                                          --------     --------
Net cash provided by operating activities ............       7,594        5,993
                                                          --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of real estate ........................      (1,161)     (21,126)
  Capital improvements ...............................      (1,259)        (920)
  Fundings on real estate mortgage notes .............        --         (5,190)
  Collections on real estate mortgage notes ..........       1,073       17,268
  Proceeds from the sale of real estate ..............        --          4,151
  Other ..............................................        (249)        (164)
                                                          --------     --------
Net cash used in investing activities ................      (1,596)      (5,981)
                                                          --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings ...........................      24,858        7,650
  Repayments of borrowings ...........................     (22,380)      (4,286)
  Cash dividends paid ................................      (6,893)      (6,934)
  Distributions to minority interests ................      (1,295)      (1,036)
  Redemption of Operating Partnership units ..........        (546)      (3,631)
                                                          --------     --------
Net cash used in financing activities ................      (6,256)      (8,237)
                                                          --------     --------
Net increase in unrestricted cash and
  cash equivalents ...................................        (258)      (8,225)
Unrestricted cash and cash equivalents
  at the beginning of the period .....................       3,845       11,954
                                                          --------     --------
Unrestricted cash and cash equivalents
  at the end of the period ...........................    $  3,587     $  3,729
                                                          ========     ========
Supplemental disclosure of cash flow
  information:
  Cash paid for interest .............................    $  7,997     $  5,367
                                                          ========     ========
Acquisitions of real estate:
  Fair value of assets acquired ......................    $(34,253)    $(74,325)
  Liabilities assumed or incurred ....................      33,092       53,049
  Operating Partnership units issued .................        --            150
                                                          --------     --------
  Cash paid for acquisitions, net of
   cash acquired .....................................    $ (1,161)    $(21,126)
                                                          ========     ========

          See accompanying notes to consolidated financial statements.

                         CV REIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




(1) Organization, Business and Basis of Presentation

Organization and Business

CV Reit, Inc. ("CV Reit") is a real estate investment trust ("REIT") which until December 31, 1997, was principally engaged in investing in real estate mortgage notes. Effective December 31, 1997, CV Reit and its subsidiaries converted to an Umbrella Partnership REIT (UPREIT) structure as part of a series of transactions which closed on that date and which included the following: (1) a newly created Operating Partnership, Montgomery CV Realty L.P. (together with its wholly-owned subsidiaries hereinafter collectively referred to as the "OP"), acquired 100% of the ownership interests in ten commercial properties, and an approximately 95%
economic interest in Drexel Realty,  Inc.  ("Drexel"),  a real estate management and leasing company and (2) CV Reit and its subsidiaries transferred substantially all of their net assets (or the economic benefit thereof) to the OP. As a result, CV Reit, through a wholly-owned subsidiary, indirectly currently owns 84.5% of the OP, is the OP's sole general partner and is a self-administered, self-managed equity REIT. As of September 30, 1999, the OP owned 20 shopping centers and two office buildings, located in the Mid-Atlantic region and Florida aggregating approximately 1.9 million square feet.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of CV Reit and all subsidiaries ("the Company"), including the OP. The Company owns a 95% economic interest in Drexel but none of the voting stock, and owns 45%-50% interests in certain real estate partnerships, which are accounted for on the equity method. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported statements of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual revenues could differ from those estimates. Accounts Receivable and

Accrued Income

Accounts  receivable  primarily  represent  amounts due from tenants and accrued interest receivable on mortgage notes receivable. In addition, accounts receivable included $975,000 and $583,000 at September 30, 1999 and December 31, 1998, respectively, representing minimum rental income accrued on a straight-line basis to be paid by tenants over the terms of the respective leases.


(2) Real Estate - Income Producing ("Real Estate")

(a) Real Estate is located in the Mid-Atlantic region and Florida and consists of (in thousands):

                                                           Sept. 30,   Dec. 31,
                                                              1999       1998
                                                           ---------  ---------
Land ..................................................... $  18,302  $  14,980
Shopping centers .........................................   156,570    125,670
Office buildings .........................................     4,925      4,900
                                                           ---------  ---------

Totals ...................................................   179,797    145,550
Less accumulated depreciation ............................    (6,054)    (3,142)
                                                           ---------  ---------

Net Real Estate .......................................... $ 173,743  $ 142,408
                                                           =========  =========

(b) On March 31, 1999, the OP purchased an approximately 202,499 square foot shopping center, located in New Jersey, for a purchase price of $24.7 million, including transaction costs, substantially all of which was financed by mortgage debt. The OP was required to deposit an additional $1 million with the lender in connection with future capital improvements.

On May 18, 1999, the OP purchased an approximately 75,000 square foot shopping center, located in Pennsylvania, for a purchase price of $6.9 million including transaction costs, substantially all of which was financed by mortgage debt.

On September 17, 1999, the OP purchased an approximately 46,000 square foot shopping center, located in Pennsylvania, for a purchase price of $1.6 million including transaction costs, which consisted of $.8 million in cash and the incurrence of $.8 million in mortgage debt.

The acquisitions were accounted for as purchases; accordingly, the operating results of the net assets acquired are included in the consolidated financial statements from their respective purchase dates.

In addition, the OP has several pending acquisitions of shopping centers for an aggregate purchase price of $21 million. See Management's Discussion and
Analysis of Results of  Operations  and  Financial  Condition  -  Liquidity  and
Capital   Resources  -  Acquisitions   for  a  discussion  of  these   potential
acquisitions.

(c) Real Estate with a net book value of $166.7 million, at September 30, 1999, is pledged as collateral for borrowings (Note 4).



(3) Real Estate Mortgage Notes Receivable

At September 30, 1999, the Company's real estate mortgage notes receivable consisted of $24.8 million due from Hilcoast Development Corp. (the "Hilcoast Recreation Note"), collateralized by first mortgages on the recreation facilities at the Century Village at Pembroke Pines adult condominium community in southeast Florida, and $39.1 million, collateralized by first mortgages on the recreation facilities at the three previously completed Century Village communities in southeast Florida (collectively, the "Recreation Notes"). The Hilcoast Recreation Note provides for self-amortizing equal monthly principal and interest payments due through July 31, 2023, bears interest at 11% per annum, and may not be prepaid by Hilcoast without a prepayment penalty. The remaining Recreation Notes principally provide for self-amortizing equal monthly principal and interest payments due through 2012, with interest rates averaging 13% per annum, and contain certain prepayment prohibitions. The Recreation Notes are pledged as collateral for borrowings (Note 4).

(4) Borrowings

Borrowings consist of (in thousands):

                                                      Sep.30, 1999  Dec.31, 1998
                                                      ------------  ------------
Mortgage notes payable through
  September 2008, interest ranging
  from 6.09% to 10.28%, collateralized
  by Real Estate (Note 2) .............................. $ 78,960       $ 74,528
Mortgage notes payable through April
  2001 under $100 million credit facility,
  interest at one month LIBOR (5.40% at
  September 30, 1999) plus 1.75%,
  collateralized by Real Estate (Note 2)
  and the Hilcoast Recreation Note (Note 3)
  See Management's Discussion and
  Analysis of Results of Operations
  and Financial Condition - Liquidity
  and Capital Resources - Borrowings
  for a description of the terms .......................   49,036         16,950

Collateralized Mortgage Obligations,
  net of unamortized discount of
  $468,000 and $584,000 based on an
  effective interest rate of 8.84%,
  collateralized by certain of the
  Recreation Notes (Note 3), quarterly
  self-amortizing principal and interest
  payment required through March 2007 ..................   28,502         30,455

$1 million revolving credit facility,
  interest at one month LIBOR plus
  1.8%, maturing June 2000, collateralized
  by Real Estate .......................................      750           --
                                                         --------       --------
Totals ................................................. $157,248       $121,933
                                                         ========       ========

In March and May 1999, the Company entered into three interest rate swap contracts with an aggregate notional amount of $28.7 million, which expire in 2004. The interest rate swaps have an effective interest rate of 6.63%.



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

                                   Income
                                   Producing
                                   Real Estate,   Real
                                   Principally    Estate
                                   Shopping       Mortgage
                                   Centers        Notes     Other  Consolidated
                                   ----------    --------  ------  ------------
Quarter Ended September 30, 1999:
Rent revenues                      $ 6,554       $    -    $   18       $ 6,572
                                   =======       =======   ======       =======
Real estate net operating income   $ 4,644       $    -    $  (22)      $ 4,622
Net interest income (expense)       (2,209         1,099       39        (1,071)
                                   -------       -------   ------       -------
Net operating income after net
 interest                          $ 2,435       $ 1,099   $   17       $ 3,551
                                   =======       =======   ======       =======
FFO - OP                                                                $ 3,264
                                                                        =======
Quarter Ended September 30, 1998:
Rent revenues                      $ 5,084       $   -     $   20       $ 5,104
                                   =======       =======   ======       =======
Real estate net operating income   $ 3,489       $   -     $   18       $ 3,507
Net interest income (expense)       (1,735)        1,257       93         (385)
                                   -------       -------   ------       -------
Net operating income after net
  interest                         $ 1,754       $ 1,257   $  111       $ 3,122
                                   =======       =======   ======       =======
FFO - OP                                                                $ 2,910
                                                                        =======
Nine Months Ended September 30, 1999:
Rent revenues                      $18,564       $   -     $   57       $18,621
                                   =======       =======   ======       ========
Real estate net operating income   $13,151       $   -     $  (61)      $13,090
Net interest income (expense)      (6,056)         3,485       97        (2,474)
                                   -------       -------   ------       --------
Net operating income after net
  interest                         $ 7,095       $ 3,485   $   36      $ 10,616
                                   =======       =======   ======      ========
FFO - OP                                                                $ 9,554
                                                                        =======
Nine Months Ended September 30, 1998:
Rent revenues                      $11,358       $    -    $  283       $11,641
                                   =======       =======   ======       =======
Real estate net operating income   $ 7,930       $    -    $  140       $ 8,070
Net interest income (expense)       (3,553)        4,218      336         1,001
                                   -------       -------   ------       -------
Net operating income after net
  interest                         $ 4,377       $ 4,218   $  476       $ 9,071
                                   =======       =======   ======       =======
FFO - OP                                                                $ 8,477
                                                                        =======
At September 30, 1999:
  Investment in real estate and real
    estate mortgage notes         $173,743(a)    $63,915   $ 8,948     $246,606
                                  ========       =======   =======     ========
  Borrowings                      $120,510       $36,738   $    -      $157,248
                                  ========       =======   =======     ========
At September 30, 1998:
  Investment in real estate and real
    estate mortgage notes         $141,958(a)    $65,574   $ 8,760     $216,292
                                  ========       =======   =======     ========
  Borrowings                      $ 91,050       $31,077   $    -      $122,127
                                  ========       =======   =======     ========

(a) Includes $34,244 and $74,575 of additions during the nine months ended September 30, 1999 and 1998.

(6) Redemption of Certain Minority Interests

During the quarter ended June 30, 1999, the OP redeemed 43,018 OP units for approximately $546,000, resulting in an increase in CV Reit's indirect ownership of the OP from 84.2% to 84.5%.


(7) Non-Recurring Items

During the quarter ended June 30, 1999, the Company expensed $285,000 of professional fees as a result of the termination of negotiations related to a proposed merger. During the quarter ended June 30, 1998, the Company recognized a $2.3 million gain from the sale of real estate and during the quarter ended September 30, 1998, the Company incurred a $200,000 charge from the settlement of litigation.



Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

                              Results of Operations

Net Income

         Three Months Ended September 30, 1999 and 1998

For the quarter ended September 30, 1999, net income was $1,826,000 or $.23 per share compared to $1,556,000 or $.20 per share for the same period of 1998.

During the quarter ended September 30, 1999, rent revenue, operating expenses and interest expense increased by $1,468,000, $353,000 and $567,000, respectively (a net increase of $548,000), primarily due to the acquisition of six shopping centers since July 1998. The increase also reflects improved operating results from existing centers, which experienced a $136,000 increase in net rental income (rent revenue less operating expenses). We expect continued increases in rent revenue, operating expenses and interest expense in the event certain additional planned acquisitions are consummated (see Liquidity and Capital Resources - Acquisitions).

Interest income decreased by $119,000 during the third quarter of 1999, primarily attributable to lower interest earning cash and cash equivalent balances. Our available cash has generally been utilized to acquire shopping centers. Our Recreation Notes Receivable (Note 3) are long term and require self-amortizing payments through 2023. Accordingly, interest income on those notes is anticipated to decrease slightly each quarter due to scheduled repayments.

Depreciation and amortization increased by $247,000 due to shopping center acquisitions. We expect continued increases in depreciation and amortization in the event certain additional planned acquisitions are consummated (see Liquidity and Capital Resources - Acquisitions).

Net income for the quarter ended September 30, 1998 includes a $200,000 non-recurring charge from the settlement of litigation.

         Nine Months Ended September 30, 1999 and 1998

For the nine months ended September 30, 1999, net income was $5,200,000 or $.65 per share compared to $7,113,000 or $.89 per share for the same period of 1998.

Net income for the nine months ended September 30, 1998 includes a $2.3 million gain from the sale of real estate.

During the nine months ended September 30, 1999, rent revenue, operating expenses and interest expense increased by $6,980,000, $1,960,000, and $2,673,000, respectively (a net increase of $2,347,000), primarily due to the acquisition of ten shopping centers since the beginning of 1998. The increase also reflects improved operating results from existing centers, which experienced a $234,000 increase in net rental income (rent revenue less operating expenses).

Interest income decreased by $802,000 during the nine months of 1999, attributable to a reduction in the average balance of mortgage notes receivable and cash and cash equivalent balances. The mortgage notes principally consisted of a line of credit and certain other loans to Hilcoast Development Corp., which matured and were repaid during 1998. Those repayments as well as available cash balances have generally been utilized to acquire shopping centers.

General and administrative expenses increased by $184,000 during the nine months ended September 30, 1999 primarily due to higher professional fees and performance related bonuses.

Depreciation and amortization increased by $1,131,000 due to shopping center acquisitions.

Equity in income of unconsolidated affiliates decreased by $280,000 principally due to the decision by our management company (Drexel - Note 1) to concentrate mainly on management, leasing and renovation of our Real Estate and acquisitions of additional shopping centers. As a result, Drexel has terminated various management contracts for properties owned by outside parties.

Net income for the nine months ended September 30, 1999 includes $285,000 of professional fees expensed as a result of the termination of negotiations related to a proposed merger. Net income for the prior nine month period includes a $200,000 non-recurring charge from the settlement of litigation.


Funds From Operations

Funds From Operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts (NAREIT), consists of net income (computed in accordance with generally accepted accounting principles) before depreciation and amortization of real property, certain non-recurring items, extraordinary items, gains and losses on sales of real estate and income taxes.

The following schedule reconciles FFO to net income (in thousands):


                                           Three Months Ended  Nine Months Ended
                                              September 30,       September 30,
                                               1999    1998      1999     1999
                                            ----------------   -----------------
Net income .................................  $1,826  $1,556    $5,200  $ 7,113
Minority interests in income of OP .........     335     292       968    1,537
Depreciation and amortization of real
  property (including unconsolidated
  affiliates) ..............................   1,103     862     3,101    1,974
Non-recurring items (Note 7) ...............    --       200       285      200
Gain on sale of real estate ................    --      --        --     (2,347)
                                              ------  ------    ------  -------
FFO - OP ...................................  $3,264  $2,910    $9,554  $ 8,477
                                              ======  ======    ======  =======
FFO - CV Reit (a) ..........................  $2,757  $2,448    $8,055  $ 6,999
                                              ======  ======    ======  =======


(a) CV Reit's interests in the OP averaged 84.5% and 84.3% for the three and nine months of 1999, respectively and 84.2% and 82.5% for the three and nine months of 1998, respectively.


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


                         Liquidity and Capital Resources


Consolidated Statements of Cash Flows

Net cash provided by operating activities, as reported in the Consolidated Statements of Cash Flows, amounted to $7.6 million for the nine months ended September 30, 1999 compared to $6 million for the same period in 1998. These amounts generally reflect FFO and net changes in assets and liabilities.

Net cash used by investing activities for the nine months ended September 30, 1999 decreased to $1.6 million from $6 million for the same period in 1998. The 1999 amounts reflect $1.3 million of capital improvements and $1.2 million of cash required in connection with the acquisitions of three shopping centers in 1999, partially offset by $1.1 million of collections on real estate mortgage notes receivable. The 1998 amounts principally consist of $21.1 million of cash required in connection with the acquisition of seven shopping centers in the first nine months of 1998 and $.9 million of capital improvements, partially offset by $12.1 million of net collections on real estate mortgage notes receivable and $4.2 million received from the sale of real estate.

Net cash used in financing activities decreased to $6.3 million for the nine months ended September 30, 1999 from $8.2 million during the same period of 1998. The 1999 amounts principally consist of cash distributions of $6.9 million to stockholders and $1.3 million to minority interests, partially offset by $2.5 million of net proceeds from borrowings. The 1998 amounts consist of cash distributions amounting to $6.9 million to stockholders and $1 million to minority interests, and $3.6 million for the redemption of approximately 300,000 OP units, partially offset by $3.4 million of net proceeds from borrowings.

Borrowings

At September 30, 1999, our borrowings increased to $157.2 million from $121.9 million at December 31, 1998. The $35.3 million increase included $32.8 million borrowed principally under the Line of Credit (see below) to finance three shopping center acquisitions in 1999. Scheduled principal payments over the next five years are $82.6 million (including $22.7 million through December 31, 2000) with $74.6 million due thereafter. Our borrowings are collateralized by a substantial portion of our Real Estate and our Recreation Notes. We expect to refinance certain of these borrowings, at or prior to maturity, through new mortgage loans on Real Estate. The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such refinancing can be achieved.

Borrowings consist of $107.4 million of fixed rate indebtedness, with an average interest rate of 7.71% at September 30, 1999, and $49.8 million of variable rate indebtedness, principally under the Line of Credit (see below). The weighted average interest rate of the variable rate indebtedness at September 30, 1999 was 7.15%. As a result of refinancing three mortgage loans in 1999, we have been able to reduce the weighted average effective fixed interest rate on $23.5 million of mortgage loans from 7.48% to 6.53%. We were also able to obtain an additional $5.2 million in cash in connection with the refinancings.

Under our three year non-revolving line of credit (the "Line of Credit") we can borrow up to $100 million. Advances under the Line of Credit: (1) must be secured by assets based on specified aggregate loan to value and debt service coverage ratios, (2) bear interest at an annual rate of one month LIBOR plus 1.75% and (3) may be drawn through March 31, 2000 and must be repaid by certain dates during the twelve months ended March 31, 2001. Additional provisions include a 1% commitment fee, a minimum net worth covenant and cross-default and cross-collateralization requirements. Advances under the Line of Credit are used to fund acquisitions, expansions, renovations, financing and refinancing of real estate, including reimbursement of equity advances, and require certain performance covenants. As of September 30, 1999, the unused facility amounted to $51 million of which $10.3 million was available to be borrowed based on collateral already pledged under the Line of Credit. We have an additional $1.2 million available principally under an unsecured credit facility.


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

Acquisitions

During the nine months ended September 30, 1999, we completed the acquisition of three shopping centers, located in Pennsylvania and New Jersey for an aggregate purchase price of $33.2 million, including transaction costs, which consisted of $1.2 million in cash and the incurrence of $32 million in liabilities, substantially all of which was mortgage debt. In connection with one of the acquisitions, we were required to deposit an additional $1 million with the lender in connection with future capital improvements.

In addition, we have entered into conditional agreements to acquire three shopping centers in Pennsylvania and New Jersey for an aggregate purchase price of approximately $21 million. The acquisitions are subject to due diligence and certain other conditions and there can be no assurance that they will be consummated. If consummated, we plan to finance substantially all of the purchase prices.

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

Our policy is to acquire additional properties only if they are income producing and any proposed acquisition requires a resolution by a majority of our Board of Directors that the acquisition will not adversely affect our ability to pay a quarterly dividend of at least 29 cents per share. Under the OP agreement, all of the activities of the OP must generally be conducted with a view toward enabling the OP to make quarterly distributions to all partners of at least 29 cents per OP unit and such additional amount, if required, to enable CV Reit to pay a regular quarterly dividend of at least 29 cents per share to its stockholders. As of September 30, 1999, there were 1,462,406 OP units held by minority interests.


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


                                           CV REIT, INC.
                              ____________________________________
                                          (Registrant)

                                /s/ Louis P. Meshon, Sr.
November 12, 1999            _____________________________________
                              Louis P. Meshon Sr., President


                                /s/ Elaine Hauff
November 12, 1999            _____________________________________
                              Elaine Hauff, Vice President,
                              Treasurer and Principal Financial
                              and Accounting Officer