Form 10-K
period 1999-12-31
CV REIT INC
filed 2000-03-21
CIK 18934

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   ___________
                                    FORM 10-K
                                   ___________


(Mark One)
  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934  [NO FEE REQUIRED]

                   For the fiscal year ended December 31, 1999

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


      Common Stock, par value $.01 per share ("Common Stock"), was the only class of voting stock of the Registrant outstanding on December 31, 1999. Based on the last sale price of the Common Stock on the New York Stock Exchange as reported by the consolidated transaction reporting system on March 7, 2000 ($9.25), the aggregate market value of the 6,513,285 shares of the Common Stock held by persons other than officers, directors and persons known to the Registrant to be the beneficial owner (as that term is defined under the rules of the Securities and Exchange Commission) of more than five percent of the Common Stock on that date was approximately $60.2 million. By the foregoing statements, the Registrant does not intend to imply that any of these officers, directors or beneficial owners are affiliates of the Registrant or that the aggregate market value, as computed pursuant to rules of the Securities and Exchange Commission, is in any way indicative of the amount which could be obtained for such shares of Common Stock.


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

                                 Yes ___ No ___



                  (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                7,966,621 shares of Common Stock, par value $.01 per share, were outstanding as of March 7, 2000.

                                     PART I

Item 1.     Business

Background

CV Reit, Inc., together with its subsidiaries, has operated as a real estate investment trust (REIT) under Sections 856 through 860 of the Internal Revenue Code since January 1, 1982. A company that qualifies as a REIT may, if it distributes at least 95% of its ordinary taxable income (90% effective in 2001) for a taxable year, deduct dividends paid to stockholders with respect to such taxable year from taxable income. We intend to operate in such a manner that we will continue to qualify as a REIT. In any year in which we qualify, we will not be taxed under the Code on income distributed to our stockholders attributable to that year.

After our qualification as a REIT in 1982, our operating strategy consisted of investing in real estate mortgage notes receivable, primarily loans to developers. Due to economic conditions in the real estate market and the economy in general, in the early 1990's we decided to limit new loan commitments, repaid all of our outstanding borrowings (other than our long-term collateralized mortgage obligations) and began to seek alternative real estate investments with proven and experienced personnel to manage and enhance such a portfolio.

Effective December 31, 1997, we acquired a number of shopping centers and an interest in Drexel Realty, Inc., a real estate management and leasing company. In connection with this transaction, we created an Umbrella Partnership REIT (UPREIT) structure by forming an Operating Partnership, Montgomery CV Realty L.P. (we refer to the Operating Partnership, together with its wholly owned subsidiaries as the OP). The OP then acquired 100% of the ownership interests in nine shopping centers and an office building, located in Pennsylvania and New Jersey, and a 95% economic interest in Drexel from Louis P. Meshon, Sr.. In addition, we transferred substantially all of our net assets (or the economic benefit) to the OP. As a result, we indirectly currently own 84.5% of the OP, are its sole general partner and operate as a self-administered, self-managed equity REIT with Mr. Meshon as President and Chief Executive Officer. As of
December 31, 1999, the OP owned twenty neighborhood or community shopping centers and two office buildings, located in Pennsylvania, New Jersey and Florida, comprising approximately 1.9 million square feet.

Recent Development - Proposed Merger

On December 10, 1999, we signed a definitive merger agreement and reorganization plan with Kranzco Realty Trust, a shopping center REIT, to merge our operations and create a new community shopping center UPREIT to be called Kramont Realty Trust. Terms of the merger call for common shareholders of both companies to each receive one share of Kramont common stock for each outstanding share of CV Reit and Kranzco common stock on a tax-free basis. The merger agreement is subject to approval by shareholders of both companies and certain other conditions.

Mr. Meshon will assume the same titles and responsibilities at the newly created Kramont and our designees will hold the majority of the board seats. Corporate headquarters will be located at the OP's existing facilities, in Plymouth Meeting, Pennsylvania.

Kramont is expected to own 84 properties, substantially comprising neighborhood and community shopping centers, encompassing approximately 11 million square feet in 16 states with an asset base of approximately $800 million.

The merger will be accounted for as a purchase by CV Reit of Kranzco. Accordingly, Kranzco's assets and liabilities will be recorded at their estimated fair values based on the consideration given by CV Reit.

Operating Strategies

Our primary business objectives are to increase Funds From Operations (please refer to Management's Discussion and Analysis of Results of Operations and Financial Condition for a definition of Funds From Operations) and to enhance the value of our properties. It has been our operating strategy to achieve these objectives through:

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

   Attainment of greater access to financing sources.

Assets

At December 31, 1999, the book value of our assets amounted to $257.8 million, including $173.1 million in income producing real estate and $63.4 million in real estate mortgage notes receivable. A description of our principal assets follows:

Real Estate - Income Producing

The OP, directly or indirectly, owns 100% of twenty neighborhood or community shopping centers and two office buildings, located in Pennsylvania, New Jersey and Florida, comprising 1,891,000 square feet. The properties are diverse in size, ranging from 8,000 square feet to 202,000 square feet of gross leasable area and average 86,000 square feet. The shopping centers generally attract local area customers and are typically anchored by a supermarket, drugstore and/or discount stores. The centers are smaller than regional malls and do not depend on customers who travel long distances. The tenant base generally concentrates on everyday purchases from local customers. Anchors attract shoppers who then also often patronize the smaller shops. At December 31, 1999, 97.6% of our gross leasable area was leased to tenants under operating leases. Substantially all of our income producing real estate is pledged as collateral for borrowings.

The following table sets forth certain pertinent information, as of December 31, 1999, regarding these properties. Except for Century Plaza and the Century Village Administration Building, which we built, each of the properties were acquired by the OP on December 31, 1997, or during 1998 and 1999:

                             Year
                              of
                            Latest            Lease
                 Year     Renovation Leasable Occupancy              Expiration/
              Originally     or      Square   Rate as of Principal   Option
                 Built    Expansion  Footage  12/31/99   Tenants     Expiration
________________________________________________________________________________
Shopping Centers
Century Plaza
Deerfield
Beach, FL        1976      1991      85,151   96.7%      Broward       2001
                                                         County Library
Chalfont Village
 Shopping Center 1968      N/A       46,051   83.6%      Better Bodies 2005/2010
New Britain, PA

Cherry Square
Shopping Center  1991      N/A       75,005  100.0%      Redners       2016/2021
Northampton, PA                                           Supermarket

Chesterbrook
Village Center   1980      1995     122,316   95.9%      Genuardi      2010/2030
Wayne, PA                                                 Markets

Collegeville
Shopping Center  1978      1994     110,518  100.0%      Acme          2003/2038
Collegeville, PA

County Line
Plaza            1970      1998     175,023  100.0%      Ames          2002/2017
Souderton, PA                                            Clemens       2007/2027
                                                          Markets
Danville Plaza   1971      1987      24,052   96.4%      CVS Pharmacy  2007/2027
Danville, PA

Dickson City
Center           1972      1990      47,224  100.0%      Office Max    2006/2016
Dickson City, PA

Gilbertsville
Shopping Center  1974      N/A       85,748   97.7%      Weis Markets  2004/2014
Gilbertsville, PA

Lakewood Plaza
Shopping Center  1962      N/A      202,499   99.7%      Shop Rite     2010/2030
Lakewood, PA                                              Supermarkets

Marlton Shopping
Center-Phase II  1986      N/A      155,587   95.6%      Burlington    2002/2030
Evesham, NJ                                               Coat Factory
                                                         T.J. Maxx     2001/2011
Marlton Shopping
Center-Phase I   1985      N/A      146,542  100.0%      Super Fresh   2007/2047
Evesham, NJ                                               Markets

Mount Carmel
Plaza            1988      N/A       14,504   90.3%      CVS Pharmacy  2002/2012
Glenside, PA

New Holland
Plaza            1977      N/A       65,730   85.7%      Weis Markets  2000/2015
New Holland, PA

North Penn
Marketplace      1983      N/A       57,898  100.0%      Eckerd Drugs  2003/2018
Upper Gwynedd, PA

Rio Grande Plaza 1991      1997     138,747  100.0%      JC Penney     2012/2042
Rio Grande, NJ                                           Peebles       2012/2022
                                                         Sears         2006/2026
Village at
Newtown          1989      N/A      177,032   96.2%      Genuardi      2008/2018
Newtown, PA                                               Markets

Whitemarsh
Shopping Center  1969      1996      67,546  100.0%      Clemens       2017/2027
Conshohocken, PA                                          Markets

Woodbourne
Square           1985      N/A       29,976   93.6%      Rehab Place        2000
Langhorne, PA                                             at Oxford Valley

555 Scott Street
Center           1961      N/A        8,400  100.0%      Pet Supplies  2000/2005
Wilkes-Barre, PA                                          Plus

Office Buildings
Century Village
Administration
Building         1970      1995      25,100  100.0%      First Choice  2000
 W. Palm Beach, FL                                        Health Care Services

Plymouth Plaza   1974      1994      30,026   97.5%      Drexel Realty 2004
Plymouth Meeting, PA
                                  ---------  ------
Totals                            1,890,675   97.6%
                                  =========  ======


Mortgage Notes Receivable

At December 31, 1999, our mortgage notes receivable amounted to $63.4 million, collateralized by first mortgages on the recreation facilities at the four completed Century Village adult condominium communities in southeast Florida, including an aggregate of $35 million due from H. Irwin Levy, Chairman of the Board and a principal stockholder of our company, or Hilcoast Development Corp., of which Mr. Levy is Chairman of the Board, Chief Executive Officer and a majority stockholder. As of December 31, 1999, none of the mortgage notes were delinquent.

The notes provide for self-amortizing equal monthly principal and interest payments in the aggregate amount of $9.5 million per annum, through January 2012 and $2.9 million thereafter through 2023, and bear interest at annual rates principally ranging from 11% to 13.5%. The notes are pledged as collateral for certain borrowings. Please refer to Item 13. Certain Relationships and Related Transactions regarding related party transactions with Hilcoast and Mr. Levy.


Investments in Unconsolidated Affiliates

   Self-Storage Warehouse Partnerships

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

   Drexel

Effective December 31, 1997, we acquired a 95% economic interest in Drexel, which for over 25 years has been engaged in the development, brokerage, construction, leasing and management of real estate. In addition to managing our properties, Drexel currently manages seven other properties located in Pennsylvania and New Jersey. During 1999 and 1998, management contracts for 19 additional properties were terminated, primarily as a result of Drexel's decision to concentrate mainly on management, leasing and renovation of our own properties. It is not contemplated that Drexel will seek any additional third party management contracts in the future. Currently, 99% of the voting stock of Drexel is beneficially owned by Mr. Meshon and held in a voting trust and 100% of the non-voting stock is owned by the OP. Mr. Meshon currently serves as President of Drexel.

Other Real Estate

We own certain real estate acquired by deed in lieu of foreclosure and held for resale, consisting of three parcels of unimproved commercial land, totaling 38 acres located in southeast Florida, with a book value of $5.5 million at December 31, 1999, net of a $2.4 million allowance for losses.


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


Employees

On December 31, 1999, we employed 71 persons, substantially all of whom were employed by Drexel or a wholly owned subsidiary of Drexel.


Item 2.  Properties

Please refer to Item 1. Business - Real Estate - Income Producing, Investments in Unconsolidated Affiliates and Other Real Estate.


Item 3.  Legal Proceedings

We are subject to various claims and complaints relative to our business activities. In our opinion, the ultimate disposition of these matters will not have a material adverse effect on our financial position.

Item 4.     Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II

Item 5.  Market for Our Common Stock and Related Security Holders Matters

Our common stock is listed for trading on the New York Stock Exchange under the symbol CVI. The following table sets forth the high and low sales prices per share and the dividends per share which we declared on our common stock, for each quarter during the past two years.

                              Market Price Range
                             ____________________        Dividends
                               High        Low           Declared
                             _______     ________        _________

1999
First Quarter                 12.69       11.25          $  .29
Second Quarter                13.63       10.38             .29
Third Quarter                 13.06       11.75             .29
Fourth Quarter                12.56        9.00             .29
                                                         ______
                                                         $ 1.16
                                                         ======
1998
First Quarter                 15.25       13.25          $  .29
Second Quarter                14.31       13.00             .29
Third Quarter                 13.63       12.00             .29
Fourth Quarter                13.00       11.50             .29
                                                         ______
                                                         $ 1.16
                                                         ======

As of March 7, 2000 there were 7,966,621 shares of common stock outstanding and approximately 1,700 holders of record.

Through our wholly owned subsidiary, Montgomery CV Realty Trust (the Trust), we indirectly own 7,966,621 OP units (representing the sole general partnership interest and 84.5% of the limited partnership interest in the OP). The holders of substantially all of the remaining 15.5%, or 1,462,406 OP units, have the right to require the OP to redeem their OP units for cash at any time. However, upon a holder giving notice of the exercise of this right, the Trust has the right to acquire such holder's OP units in exchange for cash or, if certain conditions are satisfied, an equal number of shares of our common stock.

We expect to continue to qualify as a REIT. A corporation, which qualifies as a REIT may, if it distributes at least 95% of ordinary taxable income (90%
effective in 2001) for a taxable year, deduct dividends paid to stockholders with respect to such taxable year from taxable income.

A REIT is not required to distribute capital gain income but to the extent it does not, it must pay the applicable capital gain income tax unless it has ordinary losses to offset such capital gain income. We have historically distributed to our stockholders capital gain income arising from principal repayments on our mortgage notes receivable (please refer to Item 1. Business - Mortgage Notes Receivable) which are being reported on the installment method for tax purposes.

Item 6.  Selected Financial Data
(dollars in millions, except share data)

                                            Year Ended December 31,
________________________________________________________________________________
                            1999        1998        1997         1996       1995
________________________________________________________________________________
Revenues:
  Rent                     $25.6       $17.2       $ 2.7        $ 1.1      $  .7
  Interest and other         8.0         8.8        10.6         11.7       12.2
                           _____       _____       _____        _____      _____
Total revenues             $33.6       $26.0       $13.3        $12.8      $12.9
                           =====       =====       =====        =====      =====
Income before income
 taxes                     $ 7.2       $ 8.8       $ 8.5        $ 9.4      $ 8.4
                           =====       =====       =====        =====      =====
Net income                 $ 7.2       $15.9(b)    $ 8.5        $ 9.6      $ 9.4
                           =====       =====       =====        =====      =====
Funds From Operations
 (FFO) (a)                 $10.8       $ 9.5       $ 9.1        $ 9.0      $ 8.7
                           =====       =====       =====        =====      =====
Per common share:
  Net income, basic
   and diluted             $ .91       $1.99       $1.07        $1.20      $1.18
                           =====       =====       =====        =====      =====
  Dividends declared       $1.16       $1.16       $1.16        $1.14      $1.08
                           =====       =====       =====        =====      =====
  Average common
   shares outstanding,
   basic and diluted   7,966,621   7,966,621   7,966,621   7,966,621   7,966,621
                       =========   =========   =========   =========   =========
At Year End:
Total assets              $257.8      $225.4      $171.9      $118.9      $120.0
                          ======      ======      ======      ======      ======
Borrowings                $156.3      $121.9       $66.3       $35.1       $37.1
                          ======      ======      ======      ======      ======
Stockholders' equity:
  Total                    $77.6       $79.6       $72.9       $73.7       $73.2
                           =====       =====       =====        =====      =====
  Per common share         $9.74       $9.99       $9.16       $9.25       $9.19
                           =====       =====       =====        =====      =====
___________
(a) Please refer to Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition for a definition of FFO.

(b) Includes $7 million benefit arising from the reversal of deferred tax liability. Please refer to Note 9 to Consolidated Financial Statements.



Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

                              Results of Operations

Net Income

                              1999 Compared to 1998

For the year ended December 31, 1999, net income was $7,247,000 or $.91 per share compared to $15,850,000 or $1.99 per share for the same period of 1998.

Net income for 1998 includes a $2,347,000 gain from the sale of real estate, a $7,041,000 deferred income tax benefit (please refer to Note 1 to Consolidated Financial Statements) and $300,000 of non-recurring expenses, principally in connection with the settlement of litigation. In addition, depreciation and amortization increased by $1,371,000 in 1999 due to shopping center acquisitions. Excluding these non-operational items, net income increased by $1,856,000. The discussion below highlights the major components which caused this increase.

During 1999, rent revenue and operating expenses increased by $8,400,000 and $2,437,000, respectively (a net rental income increase of $5,963,000), primarily due to the acquisition of ten shopping centers since the beginning of 1998. The increase also reflects improved operating results from income producing properties owned as of December 31, 1997.

Interest income decreased by $846,000 during 1999, attributable to a reduction in the average balance of mortgage notes receivable and cash. The reduction in the average balance outstanding principally results from repayments by Hilcoast of a line of credit and other notes in 1998. Those repayments as well as available cash balances have generally been utilized to acquire shopping centers. The Company's remaining mortgage notes receivable are long term and require self-amortizing payments through 2023.

Interest expense increased by $3,388,000 in 1999 principally as a result of increased borrowings to finance shopping center acquisitions.

General and administrative expenses increased by $75,000 during 1999 primarily due to higher professional fees and performance related bonuses.

Equity in income of unconsolidated affiliates decreased by $309,000 principally due to the decision by our management company (Drexel) to concentrate mainly on management, leasing and renovation of our own income producing properties and acquisitions of additional shopping centers. As a result, Drexel has terminated various management contracts for properties owned by third parties.

Minority interests in income of OP decreased by $511,000 during 1999. The decrease was due to a $2,073,000 reduction in income attributable to the OP (which reflects the aforementioned $2,347,000 gain on sale of real estate in 1998) and a reduction in minority interests, due to redemptions, from an average of 17.4% in 1998 to an average of 15.6% in 1999.


                              1998 Compared to 1997

Net income for the year ended December 31, 1998 was $15,850,000 or $1.99 per share compared to $8,515,000 or $1.07 per share for 1997.

Net income for 1998 includes a $2,347,000 gain from the sale of real estate, a $7,041,000 deferred income tax benefit and $300,000 of non-recurring expenses, principally in connection with the settlement of litigation. In addition, depreciation and amortization increased by $2,298,000 due to shopping center acquisitions. Excluding these non-operational items, net income increased by $545,000. The discussion below highlights the major components which caused this increase.

During 1998, rent revenue, operating expenses and interest expense increased by $14,452,000, $4,314,000 and $5,049,000, respectively, primarily due to the acquisition of nine shopping centers and an office building on December 31, 1997 and seven additional shopping centers in 1998.

Interest income decreased by $1,758,000 during 1998, primarily attributable to an approximately $11.2 million reduction in the average balance of our mortgage notes receivable. These notes principally consisted of a line of credit and certain other loans to Hilcoast, which were repaid during 1998. The average interest rate on these notes approximated 10.9% and the repayments as well as a substantial portion of our cash balances were generally utilized to acquire shopping centers in 1998 or reinvested in lower yielding short-term investments (averaging approximately 5% during 1998), pending the completion of certain planned acquisitions.

General and administrative expenses increased by $1,039,000 during 1998, reflecting increases in personnel and other costs due to the 1997 acquisition, and in legal fees primarily in connection with certain litigation which has been settled.

Minority interests in income of OP amounted to $1,855,000, representing an average of 17.4% of the income attributable to the OP. There were no minority interests prior to December 31, 1997.


Funds From Operations (FFO)

FFO, as defined by the National Association of Real Estate Investment Trusts, consists of net income (computed in accordance with generally accepted accounting principles) before depreciation and amortization of real property, certain non-recurring items, extraordinary items, gains and losses on sales of real estate and income taxes.

The following schedule reconciles FFO to net income for the years presented (in thousands):

                                                     1999       1998        1997
                                                 _______________________________

Net income ...................................   $  7,247   $ 15,850    $  8,515
Deferred income tax benefit ..................         --     (7,041)         --
Depreciation and amortization of real property
  (including unconsolidated affiliates)* .....      3,576      2,391         573
Gain on sale of real estate* .................         --     (1,917)         --
Non-recurring items, principally
  settlement of litigation ...................         --        252          --
                                                 ________   ________    ________
FFO ..........................................   $ 10,823   $  9,535    $  9,088
                                                 ========   ========    ========


*Net of amounts attributable to minority interests.

We believe that FFO is an appropriate measure of operating performance because real estate depreciation and amortization charges are not meaningful in evaluating the operating results of our properties and certain non-recurring items, such as the gain on the sale of real estate and deferred income tax benefit, would distort the comparative measurement of performance and are not relevant to ongoing operations. However, FFO does not represent cash generated from operating activities in accordance with generally accepted accounting principles and should not be considered as an alternative to either net income as a measure of our operating performance or to cash flows from operating activities as an indicator of liquidity or cash available to fund all cash flow needs. In addition, since other REITs may not calculate FFO in the same manner, FFO presented may not be comparable to that reported by other REITs.



                         Liquidity and Capital Resources

Consolidated Statements of Cash Flows

As of December 31, 1999, unrestricted cash and cash equivalents decreased to $3.5 million from $3.8 million and $12 million at December 31, 1998 and 1997, respectively.

Net cash provided by operating activities, as reported in the Consolidated Statements of Cash Flows, increased to $11 million in 1999 from $9.9 million in 1998 and $8.9 million in 1997. These amounts generally reflect the OP's FFO and net changes in other assets and liabilities.

Net cash used by investing activities amounted to $1.4 million in 1999, and $6.8 million in 1998. In 1997, investing activities provided $7.8 million of net cash. The 1999 amounts reflect $1.6 million of capital improvements and $1.2 million of cash required in connection with the acquisitions of three shopping centers, partially offset by $1.6 million of collections on mortgage notes receivable. The 1998 amounts principally consist of $21.4 million of cash required in connection with the acquisitions of seven shopping centers and $2.1 million of capital improvements, partially offset by $12.7 million of net collections on mortgage notes receivable and $4.2 million received from the sale of real estate. The 1997 amounts principally consist of $7.2 million of net collections on mortgage notes receivable and the maturity of $6.4 million of short-term investments, partially offset by $5.6 million of cash required in connection with the acquisition of nine shopping centers and an office building.

Net cash used in financing activities decreased to $9.9 million in 1999 from $11.2 million in 1998 and $11.4 million in 1997. In each of the three years, cash dividends declared amounted to $1.16 per share, or $9.2 million. The 1999 amounts also include cash distributions of $1.7 million to minority interests, partially offset by $1.6 million of net proceeds from borrowings. The 1998 amounts include cash distributions of $1.5 million to minority interests and $3.7 million for the redemption of approximately 300,000 OP units, partially offset by $3.2 million of net borrowings. The 1997 amounts include $2.2 million of repayments of borrowings. There were no minority interests prior to 1998.


Borrowings

At December 31, 1999, our borrowings increased to $156.3 million from $121.9 million at December 31, 1998. The $34.4 million increase included $32.1 million borrowed under our line of credit (see below) to finance three shopping center acquisitions in 1999 and $5.2 million in connection with refinancings. Scheduled principal payments over the next five years are $117 million with $39.3 million due thereafter.

Our borrowings are collateralized by a substantial portion of our income producing real estate and our mortgage notes receivable. We expect to refinance certain of these borrowings, at or prior to maturity, through new mortgage loans on our real estate. The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such refinancing can be achieved.

At December 31, 1999, borrowings consisted of $106.5 million of fixed rate indebtedness, with a weighted average interest rate of 7.70% and $49.8 million of variable rate indebtedness, principally under our line of credit, with a weighted average interest rate of 8.23%. At December 31, 1998, our fixed rate indebtedness was $105 million, with a weighted average interest rate of 7.97% and our variable rate indebtedness was $16.9 million with a weighted average interest rate of 7.37%. Continued interest rate increases on our variable rate indebtedness could have an adverse effect on our future operating results and cash flow.

Under our three-year non-revolving line of credit, we can borrow up to $100 million. Advances under the line of credit: (1) must be secured by assets based on specified aggregate loan to value and debt service coverage ratios, (2) bear interest at an annual rate of one month LIBOR plus 1.75% and (3) may be drawn through March 31, 2000 and must be repaid by certain dates during the twelve months ended March 31, 2001. Additional provisions include a 1% commitment fee (which has been paid), a minimum net worth covenant and cross-default and cross-collateralization requirements. Advances under the line of credit are used to fund acquisitions, expansions, renovations, financing and refinancing of real estate, including reimbursement of equity advances, and require certain performance covenants. As of December 31, 1999, the unused facility amounted to $51 million of which $10.3 million was available to be borrowed based on collateral already pledged under the line of credit. We are currently negotiating an extension of our line of credit and we expect to be able to extend the dates through which advances may be drawn and repaid. There is no assurance, however, that we will be successful in doing so. We have an additional $1.2 million available principally under an unsecured credit facility.

Capital Resources

Our operating funds are generated from rent revenue from income producing properties and, to a much lesser extent, interest income on our mortgage notes receivable. We believe that our operating funds will be sufficient in the foreseeable future to fund operating and administrative expenses, interest expense, recurring capital expenditures and distributions to stockholders in accordance with REIT requirements. Sources of capital for non-recurring capital expenditures and scheduled principal payments, including balloon payments, on outstanding borrowings are expected to be obtained from property refinancing, scheduled principal repayments on our mortgage notes receivable, sales of non-strategic other real estate, our line of credit and/or potential debt or equity financing in the public or private markets.


Acquisitions

During 1999, we completed the acquisition of three shopping centers for an aggregate purchase price of $33.3 million, including transaction costs, substantially all of which was financed by mortgage debt. In connection with one of the acquisitions, we were required to deposit an additional $1 million with the lender for future capital improvements.

During 1998, we acquired seven shopping centers for purchase prices aggregating $74.6 million, including transaction costs, which consisted of $21.4 million of cash and the incurrence or assumption of $53.2 million of liabilities, principally mortgage debt.

On December 31, 1997, we completed the acquisition of nine shopping centers and an office building and a 95% economic interest in Drexel. The purchase price amounted to $61.7 million (net of cash acquired), consisting of 1,787,010 OP units, valued at $21.2 million; the assumption of $34.9 million of liabilities, principally mortgage debt; and, cash in the amount of $5.6 million, including transaction costs.

Our policy has been to acquire additional properties only if they are income producing and any proposed acquisition requires a resolution by a majority of our Board of Directors that the acquisition will not adversely affect our ability to pay a quarterly dividend of at least 29 cents per share. Under the OP agreement, all of the activities of the OP must generally be conducted with a view toward enabling the OP to make quarterly distributions to all partners of at least 29 cents per OP unit and such additional amount, if required, to enable us to pay a regular quarterly dividend of at least 29 cents per share to our stockholders. As of December 31, 1999, there were 1,462,406 OP units held by minority interests.

As discussed under Item 1. Business - Recent Development - Proposed Merger, on December 10, 1999, we signed a definitive merger agreement and reorganization plan with Kranzco to merge our operations and create Kramont. Terms of the merger call for common shareholders of both companies to each receive one share of Kramont common stock for each outstanding share of CV Reit and Kranzco common stock on a tax-free basis. The merger agreement is subject to approval by shareholders of both companies and certain other conditions.

Mr. Meshon will assume the same titles and responsibilities at the newly created Kramont and our designees will hold the majority of the board seats. Corporate headquarters will be located at the OP's existing facilities, in Plymouth Meeting, Pennsylvania.

Kramont is expected to own 84 properties, substantially comprising neighborhood and community shopping centers, encompassing approximately 11 million square feet in 16 states with an asset base of approximately $800 million.

We believe the merger will provide benefits to our shareholders. However, there may be certain disadvantages, including but not limited to the following:

If the merger is completed, certain common stock dividend protections that currently exist in our certificate of incorporation and by laws will be terminated. Our common shareholders are currently not subject to the rights of any preferred shareholders. Upon completion of the merger, the rights of our common shareholders will be subject to the rights of Kramont's preferred shareholders. In addition, certain holders of Kranzco preferred shares will have appraisal rights in connection with the merger. Assertion of appraisal rights by a significant number of those holders may have a material adverse effect on Kramont's cash flow. Kramont may be required to incur costs in connection with obtaining consents from lenders. The inability to obtain certain material consents may have a material adverse effect on Kramont's cash flow. Kramont will have operations in a number of different states. There is no assurance that costs, management's time and effort, or other factors associated with the integration of our company and Kranzco would not adversely affect future combined results of operations or the benefits of expected cost savings.

In the event the merger is terminated, depending on the reason for such termination, we may be required to pay Kranzco a break-up fee of $5 million or an expense fee of up to $1.5 million or both. The obligation to pay such fees may deter others from offering to engage in a different transaction with us in the event the merger is not consummated.


                                    Inflation

During recent years, the rate of inflation has remained at a low level and had minimal impact on our operating results.

Most of the tenant leases contain provisions designed to lessen the impact of inflation. These provisions include escalation clauses, which generally increase rental rates annually based on cost of living indexes (or based on stated rental increases which are currently higher than recent cost of living increases), and percentage rentals based on tenants' gross sales, which generally increase as prices rise. Many of the leases are for terms of less than ten years, which increases our ability to replace those leases, which are below market rates with new leases at higher base and/or percentage rentals. In addition, most of the leases require the tenants to pay their proportionate share of increases in operating expenses, including common area maintenance, real estate taxes and insurance.

However, in the event of significant inflation, our operating results could be adversely affected if general and administrative expenses and interest expense increase at a rate higher than rent income or if the increase in inflation exceeds rent increases for certain tenant leases which provide for stated rent increases (rather than based on cost of living indexes).


                                 Year 2000 Issue

As many computer systems, software programs and other equipment with embedded chips or processors (collectively referred to as information systems) use only two digits rather than four to define the applicable year, they may be unable to process accurately certain data, during or after the year 2000. As a result, business and governmental entities are at risk for possible miscalculations or systems failures causing disruptions in their business operations. This is commonly known as the Year 2000 ("Y2K") issue. The Y2K issue concerns not only information systems used solely within a company but also concerns third parties, such as customers, vendors and creditors, using information systems that may interact with or affect a company's operations.

We have not experienced any material disruption in our business or operations as a result of Y2K issues. However, there is no assurance that we will not experience interruptions in the future.

                   Recently Issued Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. SFAS 133 was to become effective for periods beginning after June 15, 1999; however, SFAS 133 has been amended by SFAS 137, which delayed the effective date to periods beginning after June 15, 2000. The adoption of this pronouncement is not expected to have a material impact on our financial statements or disclosures.


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


Item 8.  Financial Statements and Supplementary Data

            Table of Contents to Consolidated Financial Statements

                                                                           Page
                                                                          ------

Report of Independent Certified Public Accountants                         16

Consolidated Financial Statements:

  Balance Sheets - December 31, 1999 and 1998                              17
  Statements of Income - Years Ended December 31, 1999, 1998 and 1997      18
  Statements of Stockholders'Equity - Years Ended December 31, 1999,
   1998 and 1997                                                           19
  Statements of Cash Flows - Years Ended December 31, 1999, 1998 and 1997  20
  Notes to Consolidated Financial Statements                               21-31

Consolidated Financial Statements Schedules:

     Schedule III - Real Estate and Accumulated Depreciation               32-33
     Schedule IV  - Mortgage Loans on Real Estate                          34

Schedules, other than those listed above, are omitted because they are not required, or because the information required is included in the consolidated financial statements or the notes thereto.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors of CV Reit, Inc.
West Palm Beach, Florida


We have audited the accompanying consolidated balance sheets of CV Reit, Inc. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. We have also audited the schedules listed in the accompanying index. These financial statements and the schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedules are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CV Reit, Inc. and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

Also, in our opinion, the schedules present fairly, in all material respects, the information set forth therein.




New York, New York                                          BDO SEIDMAN, LLP
March 3, 2000

                        CV REIT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                            (dollars in thousands)

                                                                 December 31,
                                                                 1999       1998
                                                            ____________________
                             ASSETS
                             ______
Real estate - income producing,
  net of accumulated  depreciation
  (Notes 2, 4, 6 and 8)
    Land .................................................   $ 18,302   $ 14,980
    Buildings ............................................    154,774    127,428
                                                             ________   ________
                                                              173,076    142,408
Mortgage notes receivable (Notes 5 and 8) ................     63,385     64,988
Investments in unconsolidated affiliates .................      3,390      3,323
Cash and cash equivalents (includes $890
  and $930 restricted) ...................................      4,385      4,775
Other real estate (net of allowance for
  losses of $2,401) ......................................      5,503      5,463
Receivables and accrued income ...........................      2,164      1,713
Prepaid expenses and other ...............................      5,858      2,752
                                                             ________   ________
                                                             $257,761   $225,422
                                                             ========   ========
              LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Borrowings (Notes 2 and 6) .............................   $156,329   $121,933
  Accounts payable and other liabilities .................      7,024      6,283
                                                             ________   ________
     Total liabilities ...................................    163,353    128,216
Minority interests in Operating Partnership
 (Notes 2 and 12) ........................................     16,846     17,650
                                                             ________   ________
Commitments and contingencies (Notes 6 and 7)

Stockholders' equity (Note 11):
  Common stock, $.01 par-shares authorized
   20,000,000; outstanding 7,966,621 .....................         80         80
  Additional paid-in capital .............................     18,490     18,490
  Retained earnings ......................................     58,992     60,986
                                                             ________   ________
      Total stockholders' equity .........................     77,562     79,556
                                                             ________   ________
                                                             $257,761   $225,422
                                                             ========   ========


         See accompanying notes to consolidated financial statements.

                        CV REIT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                  (dollars in thousands, except share data)




                                                       Year Ended December 31,
                                                    1999        1998        1997
                                               _________________________________
Revenues:
  Rent ....................................... $  25,555   $  17,155   $   2,703
  Interest, principally from mortgage notes
    (Notes 5, 8 and 10) ......................     8,008       8,854      10,612
                                               _________   _________   _________
                                                  33,563      26,009      13,315
                                               _________   _________   _________
Expenses:
  Interest  (Note 6) .........................    11,743       8,355       3,306
  Operating ..................................     7,621       5,184         870
  Depreciation and amortization ..............     4,078       2,707         409
  General and administrative .................     1,768       1,693         654
                                               _________   _________   _________
                                                  25,210      17,939       5,239
                                               _________   _________   _________
                                                   8,353       8,070       8,076

Equity in income of unconsolidated affiliates        238         547         439
Gain on sale of real estate (Note 4(d)) ......        --       2,347          --
Non-recurring items, principally settlement
  of litigation ..............................        --        (300)         --
Minority interests in income of Operating
  Partnership ................................    (1,344)     (1,855)         --
                                               _________   _________   _________
Income before income tax benefit .............     7,247       8,809       8,515

Deferred income tax benefit ..................        --      (7,041)         --
                                               _________   _________   _________
Net income ................................... $   7,247   $  15,850   $   8,515
                                               =========   =========   =========
Per Common Share:
  Net income, basic and diluted .............. $     .91   $    1.99   $    1.07
                                               =========   =========   =========
  Dividends declared ......................... $    1.16   $    1.16   $    1.16
                                               =========   =========   =========
  Average common shares outstanding,
    basic and diluted ........................ 7,966,621   7,966,621   7,966,621
                                               =========   =========   =========


          See accompanying notes to consolidated financial statements.

                        CV REIT, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (in thousands)



                                            Additional
                                   Common     Paid in      Retained
                                    Stock     Capital      Earnings       Total
                               _________________________________________________

Balance at December 31, 1996 ...   $  80     $ 18,490      $ 55,103   $  73,673
  Net income for the year ......      --         --           8,515       8,515
  Cash dividends declared ......      --         --          (9,241)     (9,241)
                                   _____     ________      ________   _________
Balance at December 31, 1997 ...      80       18,490        54,377      72,947
  Net income for the year ......      --         --          15,850      15,850
  Cash dividends declared ......      --         --          (9,241)     (9,241)
                                   _____     ________      ________   _________
Balance at December 31, 1998 ...      80       18,490        60,986      79,556
  Net income for the year ......      --         --           7,247       7,247
  Cash dividends declared ......      --         --          (9,241)     (9,241)
                                   _____     ________      ________   _________
Balance at December 31, 1999 ...   $  80     $ 18,490      $ 58,992   $  77,562
                                   =====     ========      ========   =========


        See accompanying notes to consolidated financial statements.

                        CV REIT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (in thousands)

                                                      Year Ended December 31,
                                                     1999       1998       1997
                                               ________________________________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                     $  7,247   $ 15,850   $  8,515
  Adjustments  to reconcile  net income to net
    cash provided by operating activities:
      Depreciation and amortization                 4,078      2,707        409
      Equity in depreciation and amortization
        of unconsolidated affiliates                   176        171        175
      Minority interests in income of
        Operating Partnership                       1,344      1,855          -
      Gain on sale of real estate                       -     (2,347)         -
      Deferred income tax benefit                       -     (7,041)         -
      Changes in assets and liabilities,
        net of effects from acquisitions:
          (Increase) decrease in receivables
            and accrued income                       (451)    (1,073)        36
          (Increase) decrease in prepaid
            expenses and other                     (1,953)      (996)        11
          Increase (decrease) in accounts
            payable and other liabilities             565        743       (242)
                                                 ________   ________   ________
Net cash provided by operating activities          11,006      9,869      8,904
                                                 ________   ________   ________
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of real estate                      (1,173)   (21,364)    (5,577)
  Capital improvements                             (1,635)    (2,069)       (59)
  Fundings on mortgage notes receivable                 -     (5,190)   (16,112)
  Collections on mortgage notes receivable          1,603     17,854     23,268
  Proceeds from the sale of real estate                 -      4,151          -
  Maturity of short-term investments                    -          -      6,436
  Other                                              (243)      (146)      (162)
                                                 ________   ________   ________
Net cash (used) provided by investing
  activities                                       (1,448)    (6,764)     7,794
                                                 ________   ________   ________
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                         24,858      8,366          -
  Repayments of borrowings                        (23,298)    (5,196)    (2,201)
  Cash dividends paid                              (9,204)    (9,249)    (9,209)
  Distributions to minority interests              (1,718)    (1,470)         -
  Redemption of Operating Partnership units          (546)    (3,665)         -
                                                 ________   ________   ________
Net cash used in financing activities              (9,908)   (11,214)   (11,410)
                                                 ________   ________   ________
Net (decrease) increase in unrestricted cash
  and cash equivalents                               (350)    (8,109)     5,288
Unrestricted cash and cash equivalents at the
  beginning of the period                           3,845     11,954      6,666
                                                 ________   ________   ________
Unrestricted cash and cash equivalents at the
  end of the period                              $  3,495   $  3,845   $ 11,954
                                                 ========   ========   ========
Supplemental disclosure of cash flow information:
  Cash paid for interest                         $ 11,038   $  7,542   $  3,296
                                                 ========   ========   ========
Acquisitions of real estate:
  Fair value of assets acquired                  $(34,264)  $(74,561)  $(61,711)
  Liabilities assumed or incurred                  33,091     53,047     34,913
  Operating Partnership units issued                    -        150     21,221
                                                  _______   ________    _______
  Cash paid for acquisitions, net of cash
    acquired (Note 2)                             $(1,173)  $(21,364)  $ (5,577)
                                                 ========   ========   ========

         See accompanying notes to consolidated financial statements

                        CV REIT, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Summary of Significant Accounting Policies

Organization and Business

CV Reit, Inc. ("CV Reit") is a real estate investment trust ("REIT") which until December 31, 1997, was principally engaged in investing in mortgage notes receivable. Effective December 31, 1997, CV Reit and its subsidiaries converted to an Umbrella Partnership REIT (UPREIT) structure as part of a series of transactions which closed on that date and which included the following: (1) a newly created Operating Partnership, Montgomery CV Realty L.P. (together with its wholly-owned subsidiaries hereinafter collectively referred to as the "OP"), acquired 100% of the ownership interests in nine shopping centers and an office building, and a 95% economic interest in Drexel Realty, Inc. ("Drexel"), a real estate management and leasing company (Note 2) and (2) CV Reit and its subsidiaries transferred substantially all of their net assets (or the economic benefit) to the OP. As a result, CV Reit indirectly currently owns 84.5% of the OP, is the OP's sole general partner and operates as a self-administered, self-managed equity REIT. As of December 31, 1999, the OP owned twenty neighborhood or community shopping centers and two office buildings, located in Pennsylvania, New Jersey and Florida, comprising approximately $1.9 million square feet (Note 3).


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


Real Estate - Income Producing ("Real Estate")

Real Estate is carried at cost, net of accumulated depreciation, and is subject to operating leases. Depreciation is provided over the estimated useful lives of the assets (7 to 40 years) on the straight-line method.

The Company evaluates its long-lived assets, including its Real Estate, for impairment based on the undiscounted future cash flows of the asset. If a long-lived asset is identified as impaired, the value of the asset must be reduced to its fair value.


Revenue Recognition

 Rental revenue is recognized on a straight-line basis over the terms of the leases. Certain leases provide for reimbursement to the Company of the tenants' share of common area maintenance costs, insurance and real estate taxes, which are recorded on the accrual basis.

Mortgage Notes Receivable, Other Real Estate and Allowance For Losses

Mortgage notes receivable are carried at the lower of cost or estimated net realizable value. Accrual of interest is discontinued when management believes, after considering economic and business conditions and collection efforts, that timely collection is doubtful.

Other real estate principally consists of three parcels of unimproved commercial land, totaling 38 acres located in southeast Florida, acquired by deed in lieu of foreclosure and held for resale (Note 3). These properties are carried at the lower of cost or fair value less selling costs. Carrying costs and subsequent declines in net realizable value are charged to operations as incurred.

The allowance for losses is established through a provision charged to operations based upon an evaluation by management of its mortgage notes receivable and other real estate. In evaluating possible losses, management takes into consideration appropriate information which may include the borrower's cash flow projections, historical operating results and financial strength, pending sales, adverse conditions that may affect the borrower's ability to repay, appraisals and current economic conditions.


Dividends and Income Taxes

The Company has elected to qualify as a REIT under the provisions of Section 856-860 of the Internal Revenue Code. As a REIT, the Company is currently required to distribute at least 95% of its ordinary taxable income to stockholders (90% effective in 2001) and may deduct such distributions from taxable income. A REIT is not required to distribute capital gain income but to the extent it does not, it must pay the applicable capital gain income tax unless it has ordinary losses to offset such capital gain income.

The federal income tax characteristics of dividends paid by the Company consisted of:

                                              1999        1998        1997
                                             ______      ______      ______
   Ordinary income                            88.3%       65.4%       89.1%
   Capital gain distribution                  11.7%       34.6%       10.9%

The Company accounts for income taxes based upon SFAS No.109 "Accounting for Income Taxes", which requires, among other things, a liability approach to calculating deferred income taxes

As a result of the acquisitions described in Note 2 and the OP structure, the Company does not expect to be subject to federal income taxes in the future as it intends to distribute ordinary and capital gain income. Accordingly, during 1998, the Company reversed the existing net deferred tax liability, which arose from sales reported on the installment method for income tax purposes, and recorded a deferred tax benefit of $7,041,000.

As of December 31, 1999, the Company has aggregate net operating loss carryforwards for tax purposes of approximately $15.7 million, expiring $7.1 million in 2007 and $8.6 million in 2006


Net Income Per Common Share

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


Reclassifications

Certain 1998 and 1997 amounts have been reclassified to conform to the 1999 financial statement presentation. These reclassifications had no impact on operating results previously reported.


New Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. SFAS 133 was to become effective for periods beginning after June 15, 1999; however, SFAS 133 has been amended by SFAS 137, which delayed the effective date to periods beginning after June 15, 2000. The adoption of this pronouncement is not expected to have a material impact on the Company's financial statements or disclosures.



(2) Acquisitions

During 1999, the OP purchased three shopping centers, aggregating 324,000 square feet, located in Pennsylvania and New Jersey. The aggregate purchase prices amounted to $33.3 million, including transaction costs, substantially all of which was financed by mortgage debt. The OP was required to deposit an additional $1 million with the lender in connection with future capital improvements.

During 1998, the OP purchased seven shopping centers, aggregating 796,000 square feet, located in Pennsylvania and New Jersey. The aggregate purchase prices amounted to $74.6 million, including transaction costs, which consisted of $21.4 million of cash and the incurrence or assumption of $53.2 million of liabilities, principally mortgage debt.

On December 31, 1997, the OP completed the acquisition of nine shopping centers and an office building, located in Pennsylvania and New Jersey, from two separate groups, the Montgomery Parties and the Levy Parties (Note 8), and a 95% economic interest in Drexel from Louis P. Meshon, Sr. Effective December 31, 1997, Mr. Meshon became President, Chief Executive Officer and a director of CV Reit. The purchase price amounted to $61.7 million (net of cash acquired), consisting of 1,787,010 OP units issued to the sellers, valued at $11.88 per OP unit, or $21.2 million, based on the closing price of the Company's common stock (into which the OP units were redeemable - Note 12) on April 28, 1997, the date the acquisition was publicly announced; the assumption of $34.9 million of liabilities, principally mortgage indebtedness; and, cash in the amount of $5.6 million, including transaction costs.

All  of  the  acquisitions   were  accounted  for  under  the  purchase  method;
accordingly, the operating results of the net assets acquired are included in the consolidated financial statements from their respective purchase dates.

The following unaudited proforma data summarizes the consolidated results of operations for the years indicated as if the 1999 acquisitions had occurred on January 1, 1998. The proforma results do not purport to be indicative of the results of operations which would have actually been reported had the acquisitions been consummated on those dates, or which may be reported in the future (in thousands, except per share data):

                                                               1999        1998
                                                           _________    ________
Revenues ...............................................     $34,959     $30,312
Net income before tax benefit ..........................     $ 7,429     $ 9,167
Net income .............................................     $ 7,429     $16,208
Net income per common share, basic and diluted .........     $   .93     $  2.03



(3) Recent Developments


Proposed Merger

On December 10, 1999, the Company signed a definitive merger agreement and reorganization plan with Kranzco Realty Trust ("Kranzco"), a shopping center REIT, to merge operations and create a new community shopping center UPREIT to be called Kramont Realty Trust ("Kramont"). Terms of the merger call for common shareholders of both companies to each receive one share of Kramont common stock for each outstanding share of CV Reit and Kranzco common stock on a tax-free basis. The merger agreement is subject to approval by shareholders of both companies and certain other conditions.

The Company's President and Chief Executive Officer will assume the same titles and responsibilities at the newly created Kramont with the Company's designees holding the majority of the board seats. Corporate headquarters will be located at the OP's existing facilities, in Plymouth Meeting, Pennsylvania.

Kramont is expected to own 84 properties, substantially comprising neighborhood and community shopping centers, encompassing approximately 11 million square feet in 16 states with an asset base of approximately $800 million.

The merger will be accounted for as a purchase by the Company of Kranzco. Accordingly, Kransco's assets and liabilities will be reocrded at their estimated fair values based on consideration given by the Company.



(4) Real Estate

(a) Real Estate is located in Pennsylvania, New Jersey and Florida and consists of (in thousands):


                                                             December 31,
                                                        1999              1998
                                                    ____________________________
Land .......................................        $  18,302         $  14,980
Shopping centers ...........................          156,949           125,670
Office buildings ...........................            4,933             4,900
                                                    _________         _________
Totals .....................................          180,184           145,550
Less accumulated depreciation ..............           (7,108)           (3,142)
                                                    _________         _________
Net Real Estate ............................        $ 173,076         $ 142,408
                                                    =========         =========

(b) Real Estate is leased to tenants under leases expiring at various dates through 2017, some of which contain renewal options of up to 30 years. Most of the leases require fixed base rentals payable monthly in advance; additional rental based on reimbursements of common area maintenance, insurance and real estate taxes and, in some leases, based on a percentage of tenants' sales; and, rent increases based on cost-of-living indexes. During 1999 and 1998, the Company recognized income from reimbursements of common area maintenance, insurance, real estate taxes and percentage rent of $6.5 million and $4.4 million, respectively. As of December 31, 1999, future minimum rental income under noncancellable operating leases, excluding rentals from the exercise of renewal options, is as follows (in thousands):

   Year ending December 31,

                  2000               $ 19,654
                  2001                 17,712
                  2002                 15,006
                  2003                 12,798
                  2004                 10,711
                  Thereafter           36,866
                                     ________
                  Total              $112,747
                                     ========

(c) Real Estate with a net book value of $166.1 million, at December 31, 1999, is pledged as collateral for borrowings (Note 6).

(d) On May 15, 1998, the Company sold a motel for net cash proceeds of $4.2 million and recognized a gain of $2.3 million.



(5) Mortgage Notes Receivable

At December 31, 1999, the Company's mortgage notes receivable consisted of $24.7 million due from Hilcoast Development Corp. ("Hilcoast") (the "Hilcoast
Recreation Note"), collateralized by first mortgages on the recreation facilities at a Century Village adult condominium community in southeast Florida, and $38.7 million, collateralized by first mortgages on the recreation facilities at three other Century Village communities in southeast Florida (collectively, the "Recreation Notes"). The Hilcoast Recreation Note provides for self-amortizing equal monthly principal and interest payments due through July 31, 2023, bears interest at 11% per annum, and may not be prepaid by
Hilcoast without a prepayment penalty. The remaining Recreation Notes principally provide for self-amortizing equal monthly principal and interest payments due through 2012, with interest rates averaging 13% per annum, and contain certain prepayment prohibitions. The Recreation Notes are pledged as collateral for certain borrowings (Note 6).

The mortgage notes receivable at December 31, 1999 mature as follows (in thousands):

            One year or less                          $  1,649
            After one year through five years            9,746
            After five years                            51,990
                                                      ________
                  Totals                              $ 63,385
                                                      ========

(6) Borrowings

(a) Borrowings consist of (in thousands):

                                                                 December 31,
                                                               1999         1998
                                                           _____________________
Mortgage notes payable through
 September 2008, interest ranging
 from 6.09% to 10.28%, collateralized
 by Real Estate (Note 4)  ............................     $ 78,720     $ 74,528

Mortgage notes payable through March
 2001 under $100 million credit facility,
 (the "Line of Credit"), interest
 at one month LIBOR (6.48% at December
 31, 1999), plus 1.75%, collateralized by
 Real Estate (Note 4) and the Hilcoast
 Recreation Note (Note 5)  ...........................       49,036       16,950

Collateralized Mortgage Obligations,
 net of unamortized discount of $439,000
 and $553,000 based on an effective interest
 rate of 8.84%, collateralized by certain of
 the Recreation Notes (Note 5), quarterly
 self-amortizing principal and interest
 payments required through March 2007  ...............       27,823       30,455

$1 million revolving credit facility,
 interest at one month LIBOR plus 1.8%, maturing
 June 2000, collateralized by Real Estate.............          750           --
                                                           ________     ________
Totals ...............................................     $156,329     $121,933
                                                           ========     ========

In March and May 1999, the Company entered into three interest rate swap contracts with an aggregate notional amount of $28.7 million, which expire in 2004. The interest rate swaps have an effective interest rate of 6.63%.

(b) Effective March 31, 1998, the Company entered into the Line of Credit with a financial institution which provides the Company with a $100 million three year non-revolving line of credit. Advances under the Line of Credit: (1) must be secured by assets based on specified aggregate loan to value and debt service coverage ratios, (2) bear interest at an annual rate of one month LIBOR plus 1.75% and (3) may be drawn through March 31, 2000 and must be repaid by certain dates during the twelve months ended March 31, 2001. Additional provisions include a 1% commitment fee, a minimum net worth covenant and cross-default and cross-collateralization requirements. Advances under the Line of Credit are used to fund acquisitions, expansions, renovations, financing and refinancing of real estate, including reimbursement of equity advances, and require certain performance covenants. As of December 31, 1999, the unused facility amounted to approximately $51 million of which $10.3 million was available to be borrowed based on collateral already pledged under the Line of Credit.

(c) The OP has agreed that it will not make certain prepayments or refinancings of certain of the mortgage notes prior to various dates not later than July 31, 2002, without the consent of certain of the limited partners of the OP.

(d) Maturities of borrowings are as follows (in thousands):

                  2000              $  21,789
                  2001                 36,474
                  2002                  4,664
                  2003                 18,770
                  2004                 35,327
                  Thereafter           39,305
                                     ________
                  Total              $156,329
                                     ========

(7) Contingencies

The Company is subject to various claims and complaints relative to its business activities. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position.



(8) Related Party Transactions

   Hilcoast/H. Irwin Levy ("Mr. Levy")

(a) On July 31, 1992, Hilcoast, an affiliate of the Company on that date, acquired certain assets from a previous borrower of the Company, subject to the borrower's indebtedness to the Company, principally consisting of the Hilcoast Recreation Note (Note 5), which as of December 31, 1999, had an outstanding balance of $24.7 million. Mr. Levy, Chairman of the Board and a principal stockholder of the Company, is the Chairman of the Board, Chief Executive Officer and a majority stockholder of Hilcoast. During 1999, 1998 and 1997, the Company recognized interest income of $2.7 million, $3.1 million and $4.3 million, respectively, from Hilcoast.

(b) Effective July 31, 1992, the Company and Hilcoast entered into a consulting and advisory agreement under which Hilcoast provides certain investment advisory, consulting and administrative services to the Company, excluding matters related to the Hilcoast Recreation Note. The agreement provides for the payment of $10,000 per month to Hilcoast, plus reimbursement for reasonable out of pocket expenses. The agreement may be terminated by Hilcoast upon 180 days notice and by the Company upon 30 days notice. During 1999, 1998 and 1997, the Company paid $115,000, $110,000 and $120,000, respectively, to Hilcoast under this agreement, plus expense reimbursement.

(c) Mr. Levy owns the recreation facilities at a Century Village community, acquired from the Company in 1981, which is collateral for one of the Company's Recreation Notes, which had an outstanding balance of $10.3 million at December 31, 1999 (Note 5). The note bears interest at 13.25%, requires self-amortizing equal monthly payments of principal and interest in the aggregate amount of $1.7 million per annum through 2011 and may not be prepaid. During 1999, 1998 and 1997, the Company recognized interest income of $1.4 million, $1.4 million and $1.5 million, respectively, on this note.

(d) Companies  controlled  by Mr. Levy and certain  members of his family lease,
manage  and  operate  the   recreation   facilities  at  four  Century   Village
communities, which are collateral for the Company's Recreation Notes (Note 5).

(e) Two of the shopping  centers  purchased by the OP on December 31, 1997 (Note
2) were acquired from the Levy Parties (Mr. Levy and members of his family) in exchange for 390,717 OP units (valued at approximately $4.6 million), including 78,149 OP units (valued at approximately $900,000) issued to Mr. Levy. The economic basis used to determine the acquisition price was the same as that used for the other properties acquired on that date.

(f) The Company leases approximately 2,500 square feet of an office building, located in West Palm Beach, on a month to month basis, to a company owned by Mr. Levy and a member of his family at a monthly rental of approximately $2,100, plus an allocation of utility expenses.


   Alan Shulman

On May 15, 1998, the Company sold a motel (Note 4(d)), which had been leased to a corporation controlled by Alan Shulman, a director of the Company. In 1998 and 1997, the Company recognized rent income of $223,000 and $489,000, respectively, under the lease.

   Stanley S. Cohen

Stanley S. Cohen, a director of the Company, is a partner and member of the Executive Committee of the law firm of Fox, Rothschild, O'Brien & Frankel, LLP. During 1999 and 1998, we paid $487,487 and $380,093, respectively, to that firm for legal services.



(9) Major Tenants and Borrowers

During 1999, there were no tenants or borrowers who accounted for 10% or more of the Company's revenues. During 1998, interest income from one borrower (Hilcoast) provided 12% of total revenues. During 1997, interest income from four borrowers provided 33% (Hilcoast), 16%, 14% and 11% (Mr. Levy), respectively, of total revenues.



(10) Fair Value of Financial Instruments

The estimated fair values of the Company's financial instruments are as follows:

                                                 December 31,
                                         1999                     1998
                               _________________________________________________
                                 Carrying                  Carrying
                                  Amount   Fair Value       Amount    Fair Value
                               _________________________________________________
Real estate  mortgage  notes
receivable .................   $  63,385    $  79,238    $  64,988    $  90,835

Cash and cash equivalents ..       4,385        4,385        4,775        4,775

Borrowings .................    (156,329)    (156,734)    (121,933)    (124,274)

Real estate mortgage notes receivable - The fair value of the fixed rate, Recreation Notes (Note 5) is estimated by discounting the future cash flows using the current rates at which similar loans would be made with similar credit ratings and for the same remaining maturities.

Borrowings - Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of the Company's borrowings.



(11) Stockholders' Equity

Stock Options

The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its three stock option plans - the Montgomery CV Trust Executive Stock Option Plan (the "CV Plan"), the Drexel Realty, Inc. 1997 Stock Option Plan (the "Drexel Plan") and the CV Reit, Inc. Non-Employee Director 1998 Stock Option Plan (the "Director Plan").

Under the CV Plan, the Drexel Plan and the Director Plan, qualified and nonqualified stock options to purchase up to 150,000 shares, 400,000 shares and 150,000 shares, respectively, of the Company's common stock may be granted to certain executives, employees and non-employee directors. The maximum term of the options granted under each of the plans is ten years.

Statement of Financial Accounting Standards No.123 (SFAS 123), "Accounting for Stock-Based Compensation", requires the Company to provide pro forma information regarding net income and net income per common share as if compensation cost for stock options granted under the plans, if applicable, had been determined in accordance with the fair value based method prescribed in SFAS 123.

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants: expected lives of ten years; dividend yield of 8.51%, volatility at 46%, risk free interest rate of 5.63% for 1999 and dividend yield of 8.44%, volatility at 46%, risk free interest rate of 5.71% for 1998.

Under accounting provisions of SFAS 123, the Company's net income and net income per share, would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                       Year Ended December 31,
                                                        1999               1998
                                                  ______________________________
Net income:
  As reported ...........................          $   7,247          $   15,850
  Pro forma .............................          $   7,095          $   15,567

Net income per share:
  As reported ...........................          $     .91          $     1.99
  Pro forma .............................          $     .89          $     1.95


Changes in options outstanding are summarized as follows:

                                                                        Weighted
                                                             Weighted    Average
                                                              Average       Fair
                                                             Exercise  Per Share
                                                            Price Per of Options
                                                  Shares        Share    Granted
                                                ________________________________
1997:
  Granted - equal to market value .............  225,000     $   13.69  $   2.94

1998:
  Granted - equal to market value .............   45,000         14.14      3.02

1999:
  Granted - equal to market value .............   25,000         12.50      2.08
                                                 _______
Balance December 31, 1999 .....................  295,000
                                                 =======

At December 31, 1999, the weighted average remaining contractual life of the 295,000 options outstanding was 7.54 years. A total of 155,500 of the outstanding options were exercisable with a weighted average exercise price of $13.61 per share.

Redemption Rights

Holders of the 1,462,406 OP units at December 31, 1999 have the right to require the OP to redeem their OP units at any time. However, upon a holder giving notice of the exercise of this right, the Company has the right to acquire such holder's OP units in exchange for cash or, if certain conditions are satisfied, an equal number of shares of the Company's common stock.

During 1999, the OP redeemed 43,018 OP units for $546,000 in cash, resulting in an increase in CV Reit's indirect ownership of the OP from 84.2% to 84.5%. During 1998, the OP redeemed 302,552 OP units for $3.7 million in cash, resulting in an increase in CV Reit's indirect ownership of the OP from 81.7% to 84.2%.



(12) Segment Reporting

Effective December 31, 1997, the Company became an equity REIT engaged in the acquisition, leasing and management of neighborhood or community shopping centers, located in Pennsylvania, New Jersey and Florida. Prior to 1998, the Company's only principal business segment consisted of investments in mortgage notes receivable. Although the Company no longer invests in new mortgage notes receivable, it continues to hold its Recreation Notes (Note 5) and, as a result, the following segment disclosure includes information on those investments (in thousands):

                                      Income
                                    Producing
                                   Real Estate
                                   Principally    Mortgage
                                     Shopping        Notes
                                      Centers   Receivable    Other Consolidated
                                   _____________________________________________
Year Ended December 31, 1999:
Total revenues                       $ 25,480       $7,878   $  205     $33,563
                                     ========       ======   ======     =======
Net operating income before
  interest expense                   $ 18,020       $7,878   $   44     $25,942
                                     ========       ======   ======     =======
Net operating income after
  interest expense                    $ 9,685       $4,470   $   44     $14,199
                                     ========       ======   ======     =======
Net operating income from reportable
  segments                                                              $14,199
    Depreciation and amortization                                        (4,078)
    General, administrative and other                                    (1,530)
    Minority interests in income of OP                                   (1,344)
                                                                        _______
Net income                                                              $ 7,247
                                                                        =======
Year Ended December 31, 1998:
Total revenues                       $ 16,853       $8,471   $  685     $26,009
                                     ========       ======   ======     =======
Net operating income before
  interest expense                   $ 11,868       $8,471   $  486     $20,825
                                     ========       ======   ======     =======
Net operating income after
  interest expense                    $ 6,554       $5,430   $  486     $12,470
                                     ========       ======   ======     =======
Net operating income from reportable
  segments                                                              $12,470
    Depreciation and amortization                                        (2,707)
    General, administrative and other                                    (1,446)
    Gain on sale of real estate                                           2,347
    Minority interests in income of OP                                   (1,855)
                                                                        _______
Income before income tax benefit                                        $ 8,809
                                                                        =======

                                     Income
                                    Producing
                                   Real Estate
                                   Principally    Mortgage
                                     Shopping       Notes
                                      Centers    Receivable   Other Consolidated
                                  ______________________________________________

At December 31, 1999:
  Investment in real estate and
    mortgage notes receivable .   $173,076 (a)    $ 63,385   $  8,893   $245,354
                                  ========        ========   ========   ========
  Borrowings ..................   $119,520        $ 36,809   $   --     $156,326
                                  ========        ========   ========   ========
At December 31, 1998:
  Investment in real estate and
    mortgage notes receivable .   $142,708 (a)    $ 64,988   $  8,786   $216,482
                                  ========        ========   ========   ========
  Borrowings ..................   $ 91,478        $ 30,455   $   --     $121,933
                                  ========        ========   ========   ========

(a) Includes $34,634 and $75,397 of additions during the years ended December 31, 1999 and 1998, respectively.



(13) Selected Quarterly Financial Data (Unaudited)

Selected quarterly financial data follows (in thousands, except per share data):

                                                  Quarter Ended
                                    March 31,   June 30,    Sept. 30,    Dec.31,
                                 _______________________________________________
1999:
  Revenues .....................      $7,582      $8,488      $8,575      $8,917
  Net income ...................       1,829       1,545       1,826       2,047
  Per common share .............         .23         .19         .23         .26

1998:
  Revenues .....................      $5,248      $5,993      $7,226      $7,542
  Net income (a) ...............       1,877       3,680       1,556       8,737
  Per common share .............         .24         .46         .20        1.09


(a) The quarter ended June 30, 1998 includes the Company's share of $2.3 million gain on sale of real estate and the quarter ended December 31, 1998 includes $7 million benefit arising from reversal of net deferred tax liability.


                         CV Reit, Inc. and Subsidiaries
             Schedule III - Real Estate and Accumulated Depreciation
                                December 31, 1999
                                 (in thousands)
                                                     Costs
                                                   Capitalized  Gross Amount at           Accum-                              Depre-
                                      Initial      Subsequent   Which Carried at          ulated                              ciable
                                   Cost to Company     to       Close of Year             Depre-     Date of        Date      Life
  Description        Encumbrances  Land   Building Acquisition Land     Building   Total  ciation  Construction   Acquired   (Years)
-------------------- ------------ ---------------- ----------- -----------------  ------- -------  ------------  ---------  --------
Shopping Centers
 Pennsylvania
  Chalfont Village
   Shopping Center   $    -       $ 157   $ 1,417   $   7        $ 157  $  1,424   $1,581 $   10       1968         1999          40
  Cherry Square
    Shopping Center   5,100         683     6,148       1          683     6,149    6,832     95       1991         1999          40
  Chesterbrook
   Village Center     7,788       1,336    12,023     156        1,336    12,179   13,515    633       1980         1997          40
  Collegeville
   Shopping Center    4,710         718     6,461      46          718     6,507    7,225    232       1978         1998          40
  County Line Plaza   5,051         539     4,852   2,405          539     7,257    7,796    399       1970         1997          40
  Danville Plaza        805         156     1,400      36          156     1,436    1,592     72       1971         1997          40
  Dickson City
   Center                 -         450     3,844       -          450     3,844    4,294    192       1972         1997          40
  Gilbertsville
   Shopping Center    2,615         382     3,445     121          382     3,566    3,948    133       1974         1998          40
  Lakewood Plaza
   Shopping Center   18,750       2,459    22,134     289        2,459    22,423   24,882    415       1962         1999          40
  Mount Carmel Plaza    807         210     1,892       4          210     1,896    2,106     95       1988         1997          40
  New Holland Plaza     934         117     1,051       -          117     1,051    1,168     37       1977         1998          40
  North Penn
   Marketplace        2,991         532     4,219     137          532     4,356    4,888    164       1983         1998          40
  Village at Newtown 22,300       2,766    24,891      71        2,766    24,962   27,728  1,099       1989         1998          40
  Whitemarsh
   Shopping Center    7,104       1,077     9,694      61        1,077     9,755   10,832    485       1969         1997          40
  Woodbourne Square   1,915         427     3,840      38          427     3,878    4,305    194       1985         1997          40
  555 Scott
   Street Center          -          74       662       -           74       662      736     33       1961         1997          40
 New Jersey
  Marlton Shopping
   Center-Phase II    9,300 (1)   1,252    11,272      98        1,252    11,370   12,622    434       1986         1998          40
  Marlton Shopping
   Center-Phase I    11,650       1,658    14,922       1        1,658    14,923   16,581    560       1985         1998          40
  Rio Grande Plaza    7,744       1,442    12,975      20        1,442    12,995   14,437    651       1991         1997          40
 Florida
  Century Plaza      10,200 (1)   1,429     5,973     340        1,429     6,313    7,742    649       1976         1996       15-39
Office Buildings
 Century Village
  Administration
   Building, Florida      -           -       750     220            -       970      970    327       1970         1991        5-30
 Plymouth Plaza,
   Pennsylvania       2,306         438     3,938      28          438     3,966    4,404    199       1974         1997          40
                   --------    --------  --------  ------      -------  -------- -------- ------
                   $122,070    $ 18,302  $157,803  $4,079      $18,302  $161,882 $180,184 $7,108
                   ========    ========  ========  ======      =======  ======== ======== ======

(1) These encumbrances are cross collateralized under mortgages in the amount of $19.5 million at December 31, 1999.

                         CV Reit, Inc. and Subsidiaries
             Schedule III - Real Estate and Accumulated Depreciation
                                December 31, 1999
                                 (in thousands)



The changes in total real estate assets for the three years ended December 31, 1999, are as follows:

                                           1999           1998            1997
                                        _________      _________       _________

Balance, beginning  of year ......      $ 145,550      $  73,748       $  12,423
New property acquisitions ........         32,999         73,881          61,266
Capital improvements .............          1,635          2,069              59
Sale of real estate ..............           --           (4,148)           --
                                        _________      _________       _________

Balance, end  of year ............      $ 180,184      $ 145,550       $  73,748
                                        =========      =========       =========


The changes in accumulated depreciation for the three years ended December 31, 1999, are as follows:

                                                1999         1998          1997
                                              _______      _______      ________

Balance, beginning  of year ............      $ 3,142      $ 2,740       $ 2,359
Depreciation for the year ..............        3,966        2,656           381
Sale of real estate ....................         --         (2,254)         --
                                              _______      _______       _______

Balance, end  of year ..................      $ 7,108      $ 3,142       $ 2,740
                                              =======      =======       =======

                                       34

                         CV REIT, INC. AND SUBSIDIARIES
                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                December 31, 1999
                             (dollars in thousands)


                                                                                               Carrying
                                           Final                                    Face       Amount of
                            Interest      Maturity                                 Amount of   Mortgages
      Description             Rate          Date         Periodic Payment Terms    Mortgages      (a)
-----------------------    -----------   ----------   --------------------------  ----------  ------------
Permanent -
  Recreation Facilities
  Century Village at:
    Boca Raton, FL           13.25%       12/31/11      Level P & I due monthly     $ 12,533   $10,338
    West Palm Beach, FL      13.25%       01/15/12      Level P & I due monthly       18,342    15,131
    Deerfield Beach, FL
     (2nd mortgage)          13.50%       01/15/12      Level P & I due monthly       13,235    10,975
    Deerfield Beach, FL       8.84%       03/01/07      Level P & I due monthly        3,485     2,213
    Pembroke Pines, FL        11%         07/31/23      Level P & I due monthly       25,000    24,728
                                                                                               -------
                                                                                              $ 63,385 (b)
                                                                                              ========

Note: All loans are first mortgages except where noted, there are no prior liens and no delinquent principal or interest.

(a) The tax carrying value of the notes is approximately $29.5 million.
(b) The changes in the carrying amounts are summarized as follows:

                                            1999           1998           1997
                                         _________      _________      _________
    Balance, beginning of period         $ 64,988       $ 77,652       $ 84,808
    Advances on new mortgage loans              -          5,190         16,112
    Collections of principal               (1,603)       (17,854)       (23,268)
                                         _________      _________      _________
    Balance, end of period               $ 63,385       $ 64,988       $ 77,652
                                         =========      =========      =========


Item 9.  Disagreement on Accounting and Financial Disclosure


                  None

                                    PART III

Item 10. Directors and Executive Officers of the Company

Directors

Set forth below are the names of our directors, their ages, their offices, if any, their principal occupations or employment for the past five years, the length of their tenure as directors and the names of other public companies in which they hold directorships:

H. Irwin Levy, Chairman

     Mr. Levy, 73, became a director and Chairman of the Board in December 1997. Mr. Levy is Chairman of the Board, Chief Executive Officer and a majority stockholder of Hilcoast. Since 1995, he has also served as a director of nStor Technologies, Inc., an American Stock Exchange listed computer storage company. Mr. Levy was our Chairman of the Board and Chief Executive Officer from 1985 to July 1992. He is currently of counsel to the West Palm Beach law firm of Levy, Kneen Mariani, Curtin, Kornfeld, and del Russo, which provides legal services to our company.

Louis P. Meshon, Sr.

     Mr. Meshon, 59, became a director, Chief Executive Officer and President in December 1997. Mr. Meshon has served as President of Drexel since he co-founded that company in 1974. In December 1997, we acquired a 95% economic interest in Drexel. Mr. Meshon is a member of the Wharton School's Real Estate Advisory Board.

Stanley Brenner

     Mr. Brenner, 74, has been a director since 1988. Mr. Brenner was a partner of Laventhol & Horvath, certified public accountants, for more than five years until his retirement in 1990. From April 1991 until May 1996, Mr. Brenner served as our consultant and was our Interim President from August 1996 to December 1997.

Stanley S. Cohen

     Mr. Cohen, 60, became a director in December 1997. Mr. Cohen is a partner and a member of the Executive Committee of the law firm of Fox, Rothschild, O'Brien & Frankel, LLP in Philadelphia, Pennsylvania, which provides legal services to our company. Mr. Cohen previously served for 11 years as Co-Chairman of that firm's Real Estate Department. Mr. Cohen presently serves as an appointee of the Majority Leader of the Pennsylvania State House of Representatives to the Pennsylvania Economic Development Financing Authority, which grants loans to encourage economic development within Pennsylvania, and served as an appointee of the Governor of Pennsylvania to the Pennsylvania Commission for Women.

Allyn L. Levy

Mr. Levy, 71, has been a director since 1993. Mr. Levy served as Chairman and Chief Executive Officer of Patriot Bancorporation of Boston, Massachusetts, and its predecessor, Harbor National Bank of Boston, from 1975 until 1986. Since 1986, Mr. Levy has been a private investor. Mr. Levy is not related to H. Irwin Levy.

Milton S. Schneider

     Mr.Schneider,50, became a director in December 1997. Mr. Schneider is Chief Executive Officer of The Glenville Group, Inc., headquartered in Plymouth Meeting, Pennsylvania, involved in the development, ownership and management of commercial and residential properties. Mr. Schneider is Chairman of Togar Property Company, an apartment development company located in Malvern, Pennsylvania. In addition, Mr. Schneider is Vice Chairman of Parkland Management Company, a financial services company, and Vice Chairman of Horvitz Newspapers, Inc.

Alan L. Shulman

      Mr. Shulman, 67, has been a director since 1985 and served as Chairman of the Board from August 1992 until May 1996. Mr. Shulman is a private investor and was previously a general partner of Unitel Associates, Ltd., a Florida limited partnership engaged in the ownership and operation of Holiday Inn motel properties, for more than twenty years until its dissolution in 1987. Mr. Shulman also serves as a director of Engle Homes, a NASDAQ listed real estate development company, and was a director of Island National Bank from its inception in 1989 until April 1997. A company controlled by Mr. Shulman leased, operated and managed a Days Inn Motel in West Palm Beach, Florida, which we owned until sold in May 1998.


Committees of the Board of Directors and Meetings

Our Board of Directors met 6 times during the year ended December 31, 1999. Each of the directors attended at least 75% of the meetings.

The Audit Committee, consisting of Messrs. Shulman and Brenner, met once during the past year. The Audit Committee is responsible for overseeing the financial reporting process and the effectiveness of our internal controls and for recommendations to the full Board of Directors, including the designation of independent auditors on an annual basis.

The Acquisition Committee consists of Messrs. Meshon and H. Irwin Levy. If requested by the Board, the Acquisition Committee reviews for recommendation to the Board, or rejection, proposed acquisitions of real property. During 1999, the Acquisition Committee did not meet since this function was performed by the full Board of Directors.

The Board of Directors has no standing nomination or compensation committees or other committees performing similar functions.


Executive Officers

The following are the executive officers of our company (and our company's wholly-owned subsidiary, Montgomery CV Realty Trust), their respective ages, the year in which each was first elected an officer and the office held by each.

Officer's Name       Age   Office                                Officer Since
________________________________________________________________________________

H. Irwin Levy         73   Chairman of the Board                     1997
Louis P. Meshon,Sr.   59   President and Chief Executive Officer     1997
Elaine Hauff          37   Vice President and Treasurer              1992
Etta Strehle          44   Chief  Financial Officer of the Trust     1999
Orilla Floyd          66   Secretary                                 1996


                        COMPLIANCE WITH SECTION 16(a) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than ten percent of our outstanding common stock, to file with the Securities and Exchange Commission (SEC) initial reports of ownership and reports of changes in ownership of common stock. Such persons are required by SEC regulation to furnish us with copies of all such reports they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, the officers, directors and greater than ten percent beneficial owners of our company have complied with all applicable Section 16(a) filing requirements.


Item 11. Executive Compensation

The following table sets forth, for the years ended December 31, 1999, 1998 and 1997, the compensation awarded to, earned by, or paid to those persons who were, during 1999 (i) our Chief Executive Officer and (ii) the other executive officers whose compensation is required to be disclosed pursuant to the rules of the SEC (the Named Officers). The only compensation we paid to our executive officers was base salary and annual bonuses.


                           Summary Compensation Table

                                                   Annual Compensation
Name and Principal Position      Year           Salary ($)     Bonus ($)
________________________________________________________________________________

Louis P. Meshon, Sr.             1999          $285,000       $97,027  (3)
  President and Chief Executive  1998          $279,744       $17,829  (3)
   Officer (1)
Etta Strehle                     1999          $117,422  (4)  $12,962  (4)
  Chief Financial Officer of
   the Trust(2)

(1) Mr. Meshon was elected President and Chief Executive Officer effective December 31, 1997.
(2) Ms. Strehle was appointed Chief Financial Officer of the Trust effective February 1, 1999.
(3) Performance bonus pursuant to Mr. Meshon's Employment Agreement. Amount attributable to 1999 is expected to be paid in March 2000 and amount attributable to 1998 was paid in April 1999.
(4)   Includes $15,042, which was allocated to Drexel.


Option/Stock Appreciation Rights (SAR) Grants

There were no options to purchase our common stock or SAR's granted during 1999 to the Named Officers Aggregated Year End Options Values

Aggregated Year End Options Values

The following table sets forth information regarding unexercised stock options held by the Named Officers as of December 31, 1999. No stock options were exercised by the Named Officers during 1999. No SAR's have been granted or are outstanding.

            Shares             Number of Unexercised       Value of Unexercised
           Acquired             Options at December        In-the-Money Options
              on      Value          31, 1999 (#)        at December 31, 1999($)
           Exercise Realized ___________________________________________________
   Name      (#)       ($)   Exercisable Unexercisable Exercisable Unexercisable
________________________________________________________________________________

Louis P.      0         0      60,000(1)    90,000(1)       0           0
Meshon,Sr.
Etta Strehle  0         0       4,000(2)     6,000(2)       0           0

(1) These options were granted on December 31, 1997 and are exercisable in equal annual installments of 30,000 shares, commencing on December 31, 1998. Unexercisable options are subject to forfeiture under certain circumstances.

(2) These options were granted on May 1, 1998 and are exercisable in equal annual installments of 2,000 shares, commencing on December 31, 1998.
      Unexercisable   options   are   subject  to   forfeiture   under   certain
      circumstances.


Board Compensation

Except for Messrs. Meshon and H. Irwin Levy, our directors receive monthly compensation of $1,000, are paid $1,000 for attending each Board of Directors meeting and $500 for attending each committee meeting. Pursuant to the CV Reit, Inc. Non-Employee Director 1998 Stock Option Plan, non-employee directors, excluding Mr. H. Irwin Levy, receive annual grants of options to purchase 5,000 shares of our common stock and the Board has the authority to grant, in its sole discretion, a stock option to purchase up to 20,000 shares of our common stock on the date any individual first commences service as a non-employee director.


Compensation Committee Interlocks and Insider Participation

We have no Compensation Committee. The Chief Executive Officer's salary is based upon his Employment Agreement, as discussed below. Other executive salary decisions are determined in an annual review based upon recommendations of the Chief Executive Officer and/or our financial consultants and approved by the Chairman of the Board.


Board Compensation Report

Since our Board does not have a Compensation Committee, the entire Board has provided the following Compensation Report:

Executive Compensation Policy - Our overall compensation philosophy is to attract and retain quality talent, which is critical to our short-term and long-term success, and to create a mutuality of interest between executive officers and stockholders through compensation structures that share the rewards and risks of strategic decision making.

We examine market compensation levels and trends observed in the labor market. Market information is used as a frame of reference for annual salary adjustments and starting salary offers. Executive salary decisions are generally determined in an annual review of each individual's performance, decision-making responsibilities, experience and team-building skills. In certain instances, these reviews include recommendations by our financial consultants.

Mr.  Meshon's   compensation   arrangement  has  been  established   under  an
Employment Agreement, dated December 31, 1997 (see below).

Base Compensation - Our approach to base compensation is to offer competitive salaries in accordance with market practices prevalent in our geographical areas. In addition, effective in 1999, we are sponsoring a 401(k) - retirement plan which covers substantially all employees meeting certain minimum age and service requirements. The plan provides for employer contributions equal to 50% of amounts contributed by the employee. The employer contributions are limited to 1.5% of the employee's salary. Mr. Meshon's Employment Agreement provides for a base salary of $285,000, subject to increases at the sole discretion of the Trust, in the event that there is a substantial increase in the scope of his responsibilities, and annually commencing in December 2000. Pursuant to his Employment Agreement, in the event we do not pay a quarterly dividend to stockholders of at least $.29 per common share, under certain circumstances, Mr. Meshon's base salary may be reduced by 50% and remain at such reduced level until we have paid quarterly dividends of at least $.29 per common share for four consecutive quarters. In that event, no performance bonus (see below) shall be paid doing the period for which such decrease has been in effect.

Bonus Compensation - Under his Employment Agreement, Mr. Meshon is entitled to an annual performance bonus generally equal to 5% of the annual improvement in our FFO, as determined by our independent auditors. In addition, Mr. Meshon is entitled to receive a bonus, based upon a formula set forth in his Employment Agreement, in the event fees are paid by third parties to Drexel in connection with the termination, on or before December 31, 2000, of certain existing management and leasing agreements between those third parties and Drexel. No bonuses have been paid to Mr. Meshon other than the 1998 performance bonus of $17,829, which was paid in April 1999. The 1999 performance bonus of $97,027 is expected to be paid in March 2000.

We generally reward our other executive officers with annual bonuses based on performance on specific projects or transactions, taking into account the overall performance of our company. Input from our financial consultants and the Chief Executive Officer is considered when establishing bonuses for other executive officers. A balance is made between overall corporate performance and performance of the specific areas under a participant's direct control. This balance supports the accomplishment of overall objectives and rewards individual contributions and tasks assigned to our executives.

Equity-Based Compensation - Stock options provide additional incentives to key employees to maximize shareholder value. Options generally vest over specified periods to encourage continued employment. In accordance with this philosophy, on December 31, 1997, we adopted the Montgomery CV Trust Executive Stock Option Plan which provides for the issuance to certain executives of options to purchase a maximum of 150,000 shares of common stock, all of which were granted to Mr. Meshon on December 31, 1997. Mr. Meshon's options are exercisable in equal annual installments of 30,000 shares, commencing on December 31, 1998. Unexercisable options are subject to forfeiture under certain circumstances.

Employment Agreement - As discussed above, effective December 31, 1997, we entered into an Employment Agreement with Mr. Meshon pursuant to which Mr.
Meshon serves as President and Chief Executive Officer of the Company and President and Chief Operating Officer of the Trust for five years, with an automatic extension provision except under certain circumstances. In addition to the compensation provisions discussed above, if, during the term of the Employment Agreement, Mr. Meshon's employment is terminated for Cause, as defined, or Mr. Meshon resigns without Good Reason, as defined, all or a portion of 227,577 OP Units owned by Mr. Meshon was to be transferred to the Trust. The number of OP Units subject to transfer is being reduced on a pro rata basis over five years. Mr. Meshon acquired those OP Units in exchange for his shares of Drexel on December 31, 1997.

In the event of Mr. Meshon's death or disability, we are required to make severance payments for one year equal to Mr. Meshon's base salary, plus certain fringe benefits in the event of disability. In the event Mr. Meshon terminates his employment for Good Reason, as defined, or after the occurrence of a Significant Event, as defined (which includes a change in control and a transfer of substantially all our assets and business), we are required to pay severance benefits equal to the greater of the aggregate sum of all compensation (including bonuses based on historical averages) due to Mr. Meshon during the remaining term of his Employment Agreement, or 199% of Mr. Meshon's annual salary for the year prior to termination. In addition, Mr. Meshon would be entitled to receive certain fringe benefits for up to three years.

Respectfully submitted,

H. Irwin Levy, Chairman
Stanley Brenner
Stanley S. Cohen
Allyn L. Levy
Louis P. Meshon, Sr.
Milton S. Schneider
Alan L. Shulman



Stock Performance Graph

The following graph sets forth the cumulative total shareholder return (assuming reinvestment of dividends) to our stockholders during the five year period ended December 31, 1999, as well as an overall stock market index (S&P 500 Index) and our peer group index (REIT Industry Index):


                    12/31/94  12/31/95  12/31/96   12/31/97  12/31/98  12/31/99
                    ____________________________________________________________
CV Reit, Inc.        100.00    140.42    188.96     205.84    206.11     162.10
S&P 500 Index        100.00    137.43    168.98     225.37    289.78     350.72
REIT Industry Index  100.00    115.27    155.92     187.51    154.69     147.54


Total returns assume $100 invested on December 31, 1994 in our common stock, the S&P 500 Index and the REIT Industry Index with reinvestment of dividends.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of February 1, 2000, information with respect to the beneficial ownership of our common stock by (i) persons known to own beneficially (as defined under applicable rules of the SEC) more than 5% of our outstanding shares of common stock, (ii) all directors, and all directors and executive officers of our company as a group, beneficially owned (as defined under the applicable rules of the SEC) shares of our company, and OP Units of limited partnership interests in our approximately 84.5% owned subsidiary, Montgomery CV Realty, L.P.:

                                                   Amount and
                                                   Nature of    Percent of Class
                                                   Beneficial     Common    OP
       Name and Address          Title of Class    Ownership(1)    Stock   Units
________________________________________________________________________________

H. Irwin Levy                     Common Stock      747,797 (2)    9.4%
100 Century Boulevard             OP Units           78,149 (5)              *
West Palm Beach, FL  33417

Alan J. Evans and Robert J.       Common Stock      655,759 (3)    8.2%
Cartagena, Trustees
100 Century Boulevard
West Palm Beach, FL  33417

Louis P. Meshon, Sr.              Common Stock       60,790         *
580 W. Germantown Pike,Suite 200  OP Units          674,249(4)(5)(6)        7.2%
Plymouth Meeting, PA  19462

Alan L. Shulman                   Common Stock       35,680         *
100 Century Boulevard
West Palm Beach, FL  33417

Allyn L. Levy                     Common Stock       35,000(7)      *
100 Century Boulevard
West Palm Beach, FL  33417

Stanley Brenner                   Common Stock       17,500         *
100 Century Boulevard
West Palm Beach, FL  33417

Stanley S. Cohen                  Common Stock       16,810(8)      *
200 Market Street
Philadelphia, PA  19103

Milton S. Schneider               Common Stock       15,000         *
580 W.Germantown Pike,Suite 202   OP Units           20,957(5)(9)            *
Plymouth Meeting, PA  19462

All executive officers and
  directors as a group (10)       Common Stock      932,577        11.5%
                                  OP Unit           773,355(4)(5)           8.2%


* Less than 1%.

(1) Unless otherwise indicated, each stockholder listed has the sole power to vote and direct disposition of the shares shown as beneficially owned by such stockholder. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of the following shares which such person or group has the right to acquire pursuant to options exercisable within 60 days: Allyn L. Levy - 15,000 shares; Alan L. Shulman - 15,000 shares; Stanley Brenner -15,000 shares; Stanley S. Cohen - 15,000 shares; Milton S. Schneider - 15,000 shares; Louis P. Meshon, Sr. - 60,000 shares; all directors and executive officers as a group - 139,000 shares.

(2)  Includes  102,292  shares owned by a  corporation  controlled  by Mr. Levy.
     Excludes 175,000 shares owned by Mr. Levy's wife. Mr. Levy disclaims beneficial ownership of the excluded shares.

(3) Shares owned by a family trust established by Mr. Evans's deceased wife, of which Messrs. Evans and Cartagena are Trustees.

(4)  Subject to adjustment under certain circumstances.

(5) The Trust owns 7,966,621 OP Units (representing 84.5% of the OP). The holders of substantially all the remaining 15.5%, or 1,462,406 OP Units, have the right to require the OP to redeem their OP Units for cash at any time. However, upon a holder giving notice of the exercise of this right, the Trust has the right to acquire such holder's OP Units in exchange for cash or, if certain conditions are satisfied, an equal number of shares of our common stock.

(6) Includes 89,909 OP Units jointly owned with Mr. Meshon's wife and 4,573 owned by companies controlled by Mr. Meshon.

(7) Held by a revocable trust, of which Mr. Levy is the trustee and income beneficiary.

(8) Includes 1,000 shares jointly owned with Mr. Cohen's wife. Excludes 145 shares owned by Mr. Cohen's wife. Mr. Cohen disclaims beneficial ownership of the excluded shares.

(9) Excludes 34,013 OP Units owned by Mr. Schneider's wife. Mr. Schneider disclaims beneficial ownership of the excluded shares.

Item 13. Certain Relationships and Related Transactions


      H. Irwin Levy/Hilcoast

During December 1981 and January 1982, we sold each of the recreation facilities at the Century Villages in West Palm Beach, Deerfield Beach and Boca Raton in separate transactions to different purchasers, including Mr. Levy, for sales prices based upon independent appraisals. We sold the recreation facilities at Boca Raton to Mr. Levy for $18 million, subject to a lease to a corporation currently owned by Mr. Levy. (The annual net rental to Mr. Levy on that lease is $2.2 million.) At closing, Mr. Levy issued a 30-year non-recourse promissory note to our company in the principal amount of $12.5 million which bears interest at 13.25% per annum and may not be prepaid. At December 31, 1999, the outstanding balance on this note was $10.3 million. During 1999, we recognized $1.4 million in interest income on this note.

Since 1990, companies owned by Mr. Levy and/or certain members of his family have leased, managed and operated the recreation facilities at the Century Villages in West Palm Beach, Deerfield Beach and Boca Raton, which are collateral for certain notes we hold with an outstanding balance of $38.7 million (including the $10.3 million discussed above) at December 31, 1999. During 1999, we leased approximately 2,500 square feet of office space to those companies on a month-to-month basis for $2,100 per month, plus an allocation of utility expenses.

Mr. Levy is Chairman of the Board, Chief Executive Officer and a majority stockholder of Hilcoast which as of December 31, 1999, owed us $24.7 million, consisting of an 11% mortgage note collateralized by first mortgages on the recreation facilities at the Century Village at Pembroke Pines, Florida adult condominium project. The Hilcoast note requires equal monthly payments of principal and interest aggregating approximately $2.9 million per annum through 2023 and may not be prepaid by Hilcoast without a prepayment penalty. During 1999, we recognized $2.7 million in interest income from Hilcoast on the Hilcoast note.

Effective July 31, 1992, we entered into a consulting and advisory agreement under which Hilcoast provides certain investment advisory, consulting and administrative services to our company, excluding matters related to the Hilcoast note. The agreement provides for the payment of $10,000 per month to Hilcoast, plus reimbursement for reasonable out-of-pocket expenses. The agreement may be terminated by Hilcoast upon 180 days notice and by our company upon 30 days notice. During 1999, we paid $115,000 under this agreement, plus expense reimbursement.

On December 31, 1997, the OP acquired nine shopping centers and an office building for a purchase price of approximately $61.7 million. Two of the shopping centers were acquired from Mr. Levy and members of his family in exchange for 390,717 OP Units (valued at approximately $4.6 million), including 78,149 OP Units (valued at approximately $900,000) issued to Mr. Levy. The economic basis used to determine the acquisition price was the same as that used for the other properties acquired by the OP on that date.


      Stanley S. Cohen

Mr. Cohen is a partner and a member of the Executive Committee of the law firm of Fox, Rothschild, O'Brien & Frankel, LLP. During 1999, we paid $487,487 to that firm for legal services.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) List of Consolidated Financial Statements:

       Report of Independent Certified Public Accountants
       Consolidated Balance Sheets - December 31, 1999 and 1998
       Consolidated Statements of Income - Years Ended December 31, 1999, 1998
         and 1997
       Consolidated Statements of Stockholders' Equity -Years Ended December 31,
         1999, 1998, and 1997
       Consolidated  Statements of Cash Flows - Years Ended December 31, 1999,
         1998 and 1997

      Notes to Consolidated Financial Statements

   (2) List of Consolidated Financial Statements Schedules:

       Schedule III - Real Estate and Accumulated Depreciation
       Schedule IV  - Mortgage Loans on Real Estate

   (3) See Exhibit Index at page 44 of this Form 10-K


(b)   Reports on Form 8-K:

   On December 17, 1999,  the  Registrant  filed on Form 8-K  reporting  under
   Item 5. and Item 7. the Agreement and Plan of Reorganization and Merger With Kranzco Realty Trust


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

10.10Letter  Agreements,  dated July 11,  1994 and  August 3,  1995,  between CV
     Reit, Inc. and Hilcoast Advisory Services, Inc. extending the Consulting and Advisory Agreement to July 31, 1995 and July 31, 1996, respectively. (Incorporated by reference to Exhibit 10(vi) to the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 1995.)

10.11Letter Agreement,  dated July 12, 1996,  between CV Reit, Inc. and Hilcoast
     Advisory Services, Inc. extending the Consulting and Advisory Agreement to July 31, 1997. (Incorporated by reference to Exhibit 10(i) to the Quarterly Report on Form 10-Q of the Company for the quarter ended September 30, 1996.)

10.12Letter agreement,  dated June 10, 1997,  between CV Reit, Inc. and Hilcoast
     Advisory Services, Inc. extending the Consulting and Advisory Agreement to December 31, 1997. (Incorporated by reference to Exhibit 10(i) to the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30,1997.)

10.13Definitive  Master  Agreement,  dated  September  19, 1997,  among CV Reit,
     Inc., Montgomery CV Realty Trust, and Drexel Realty, Inc., Royce Realty, Inc., Louis P. Meshon, Sr. and certain of the Meshon Parties named therein and the Levy Parties named therein. (Incorporated by reference to Appendix A to the Company's proxy statement filed on November 11, 1997.)

10.14Amended and Restated  Agreement of Limited  Partnership  of  Montgomery  CV
     Realty L.P. dated December 31, 1997. (Incorporated by reference to Appendix B to the Company's proxy statement filed on November 11, 1997.)

10.15Supplemental Indenture No. 2 for Collateralized Mortgage Obligations, dated as of December 30, 1997 between Recreation Mortgages, L.P., (Issuer) and Bankers Trust Company (Trustee). (Incorporated by reference to the Annual Report on Form 10-K of the Company for fiscal year ended December 31, 1997.)

10.16Real Estate  Purchase  Agreement  dated  September  29, 1997 by and between
     Newtown Village Partnership and RCEK, Inc., or its nominee or assignee. (Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K filed by CV Reit, Inc. on April 14, 1998.)

10.17Letter Amendment to Real Estate Purchase Agreement dated December 15, 1997 by and between Newtown Village Partnership and RCEK, Inc. (Incorporated by reference to Exhibit 2.2 to the current report on Form 8-K filed by CV Reit, Inc. on April 14, 1998.)

10.18Assignment of Real Estate  Purchase  Agreement  dated January 26, 1998 from
     RCEK, Inc. to Newtown Village Plaza Associates, L.P. (Incorporated by reference to Exhibit 2.3 to the current report on Form 8-K filed by CV Reit, Inc. on April 14, 1998.)

10.19Second Amendment to Real Estate Purchase Agreement dated February 5, 1998 by and between Newtown Village Partnership and Newtown Village Plaza Associates, L.P. (Incorporated by reference to Exhibit 2.4 to the current report on Form 8-K filed by CV Reit, Inc. on April 14, 1998.)

10.20Third Amendment to Real Estate  Purchase  Agreement dated March 31, 1998 by and between Newtown Village Partnership and Newtown Village Plaza Associates, L.P. (Incorporated by reference to Exhibit 2.5 to the current report on Form 8-K filed by CV Reit, Inc. on April 14, 1998.)

10.21Loan and Credit Facility Agreement dated as of March 31, 1998 by and between Montgomery CV Realty L.P. as Borrower, Century Plaza Associates, L.P. and CV Reit, Inc., as guarantors, and GMAC Commercial Mortgage Corporation, as Lender. (Incorporated by reference to Exhibit 5.1 to the current report on Form 8-K filed by CV Reit, Inc. on April 15, 1998.)

10.22$7,650,000  Promissory  Note dated as of April 9, 1998 from  Montgomery  CV
     Realty L.P. to GMAC Commercial Mortgage Corporation. (Incorporated by reference to Exhibit 5.2 to the current report on Form 8-K filed by CV Reit, Inc. on April 15, 1998.)

10.23Mortgage and Security  Agreement dated as of April 9, 1998 by Century Plaza
     Associates, L.P. to GMAC Commercial Mortgage Corporation. (Incorporated by reference to Exhibit 5.3 to the current report on Form 8-K filed by CV Reit, Inc. on April 15, 1998.)

10.24Guaranty  and  Suretyship  Agreement  dated as of April 9, 1998 by CV Reit,
     Inc. to GMAC Commercial Mortgage Corporation. (Incorporated by reference to
     Exhibit 5.4 to the current report on Form 8-K filed by CV Reit, Inc. on April 15, 1998.)

10.25Contribution  Agreement dated May 29, 1998 by and between Marlton  Crossing
     Shopping Center Limited Partnership and Montgomery CV Realty L.P. (Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K dated June 24, 1998, filed by CV Reit, Inc. on July 7, 1998.)

10.26Assignment and Assumption of Contribution Agreement dated June 22, 1998 by and between Montgomery CV Realty L.P. and Marlton Plaza Associates II, L.P. (Incorporated by reference to Exhibit 2.2 to the current report on Form 8-K dated June 24, 1998 filed by CV Reit, Inc. on July 7, 1998.)

10.27Mortgage and Security Agreement dated as of June 24, 1998 by and between Marlton Plaza Associates II, L.P., as Borrower, and GMAC Commercial Mortgage Corporation, as Lender. (Incorporated by reference to Exhibit 2.3 to the current report on Form 8-K dated June 24, 1998, filed by CV Reit, Inc. on July 7, 1998.)

10.28$11,650,000  Promissory  Note dated as of June 24, 1998 from Marlton  Plaza
     Associates II, L.P. to GMAC Commercial Mortgage Corporation. (Incorporated by reference to Exhibit 2.4 to the current report on Form 8-K dated June 24, 1998, filed by CV Reit, Inc. on July 7, 1998.)

10.29Real  Estate  Purchase  Agreement  dated  January  27,  1998 by and between
     Seller and Purchaser. (Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K dated June 25, 1998, filed by CV Reit, Inc. on July 7, 1998.)

10.30Amendment to Real Estate Purchaser Agreement dated February 26, 1998 by and between Seller and Purchaser. (Incorporated by reference to Exhibit 2.2 to the current report on Form 8-K dated June 25, 1998, filed by CV Reit, Inc. on July 7, 1998.)

10.31Second Amendment to Real Estate Purchase Agreement dated March 31, 1998 by and between Seller and Purchaser. (Incorporated by reference to Exhibit 2.3 to the current report on Form 8-K dated June 25, 1998, filed by CV Reit, Inc. on July 7, 1998.)

10.32Mortgage and Security Agreement dated as of June 25, 1998 by and between Marlton Plaza Associates, L.P., as Borrower, and GMAC Commercial Mortgage Corporation, as Lender. (Incorporated by reference to Exhibit 2.4 to the current report on Form 8-K dated June 25, 1998, filed by CV Reit, Inc. on July 7, 1998.)

10.33$9,300,000  Promissory  Note dated as of June 25, 1998 from  Marlton  Plaza
     Associates, L.P. to GMAC Commercial Mortgage Corporation. (Incorporated by reference to Exhibit 2.5 to the current report on Form 8-K dated June 25, 1998, filed by CV Reit, Inc. on July 7, 1998.)

10.34Guaranty  and  Suretyship  Agreement  dated as of June 25, 1998 by CV Reit,
     Inc. to GMAC Commercial Mortgage Corporation. (Incorporated by reference to
     Exhibit 2.6 to the current report on Form 8-K dated June 25, 1998, filed by CV Reit, Inc. on July 7, 1998.)

10.35Guaranty and Suretyship  Agreement  dated as of June 25, 1998 by Montgomery
     CV Realty L.P. to GMAC Commercial Mortgage Corporation. (Incorporated by reference to Exhibit 2.7 to the current report on Form 8-K dated June 25, 1998, filed by CV Reit, Inc. on July 7, 1998.)

10.36Second  Amendment to Loan and Credit  Facility  Agreement dated as of March
     8, 1999,  by and between  Montgomery CV Realty,  L.P. as Borrower,  Century
     Plaza Associates, L.P. and CV Reit, Inc., as Guarantors, and GMAC Commercial Mortgage Corporation as Lender. (Incorporated by reference to
     Exhibit 10.36 Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1998.)

10.37$18,500,000 Note dated March 8, 1999 between Montgomery CV Realty,  L.P. as
     Borrower and GMAC Commercial Mortgage Corporation as Lender. (Incorporated by reference to Exhibit 10.37 Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1998.)

10.38Collateral,  Pledge, Assignment and Security Agreement, dated March 8, 1999 between Montgomery CV Realty, L.P. and GMAC Commercial Mortgage Corporation. (Incorporated by reference to Exhibit 10.38 Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 1998.)

10.39Agreement  of  Sale  dated  January  21,  1999  by and  between  Lakewood-9
     Investors, L.P. and ARC-Lakewood-9, L.L.C. Montgomery CV Realty L.P. (Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K dated March 31, 1999, filed by CV Reit, Inc. on April 7, 1999.)

10.40Reinstatement  and  Amendment  Agreement of Sale dated  February 5, 1999 by and between Lakewood-9 Investors, L.P. and ARC-Lakewood-9, L.L.C. Montgomery CV Realty L.P. (Incorporated by reference to Exhibit 2.2 to the current report on Form 8-K dated March 31, 1999, filed by CV Reit, Inc. on April 7, 1999.)

10.41Assignment  of  Agreement of Sale dated March 17, 1999 from  Montgomery  CV
     Realty L.P. to Lakewood Plaza 9 Associates, L.P. (Incorporated by reference to Exhibit 2.3 to the current report on Form 8-K dated March 31, 1999, filed by CV Reit, Inc. on April 7, 1999.)

10.42Agreement  of Plan of  Reorganization  and  Merger  among  CV  Reit,  Inc.,
     Kranzco Realty Trust, KRT Trust and Kramont Realty Trust, dated December 10, 1999 (Incorporated by reference to Exhibit 2.1 to the current report on Form 8-K dated December 10, 1999, filed by CV Reit, Inc. on December 17, 1999.)

10.43Press  Release,   dated  December  13,  1999,   issued  by  CV  Reit,  Inc.
     (Incorporated by reference to Exhibit 99.1 to the current report on Form 8-K dated December 10, 1999, filed by CV Reit, Inc. on December 17, 1999.)


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

                                                CV REIT, INC.

                                                      /s/ Elaine Hauff
March 16, 2000                                  By: ----------------------------
                                                Elaine Hauff, Vice President
                                                and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                                      /s/ H. Irwin Levy
March 16, 2000                                  --------------------------------
                                                H.  Irwin  Levy,  Chairman  of
                                                 the Board of Directors

                                                      /s/ Louis P. Meshon
March 16, 2000                                  --------------------------------
                                                Louis P. Meshon, President and
                                                Director

                                                      /s/ Elaine Hauff
March 16, 2000                                  --------------------------------
                                                Elaine Hauff, Vice President
                                                and Treasurer, (Principal
                                                Financial Officer and
                                                Principal Accounting Officer)

                                                      /s/ Stanley Brenner
March 16, 2000                                  --------------------------------
                                                Stanley Brenner, Director

                                                      /s/ Stanley S. Cohen
March 16, 2000                                  --------------------------------
                                                Stanley S. Cohen, Director

                                                      /s/ Allyn Levy
March 16, 2000                                  --------------------------------
                                                Allyn Levy, Director

                                                      /s/ Milton S. Schneider
March 16, 2000                                  --------------------------------
                                                Milton S. Schneider, Director

                                                      /s/ Alan L. Shulman
March 16, 2000                                  --------------------------------
                                                Alan L. Shulman, Director