Form 10-Q
period 2000-03-31
CV REIT INC
filed 2000-05-12
CIK 18934

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   ----------
                                    FORM 10-Q

(Mark One)
   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2000

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _____________ to____________


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Number of shares outstanding of the Registrant's Common Stock,par value $.01 per share, as of May 1, 2000 : 8,111,419

                         CV REIT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                             (dollars in thousands)





                 ASSETS                                 March  31,      Dec. 31,
                                                           2000            1999
                                                        _________       ________
Real estate - income producing, net of
  accumulated depreciation .......................       $172,587       $173,076
Mortgage notes receivable ........................         63,084         63,385
Investments in unconsolidated affiliates .........          3,290          3,390
Cash and cash equivalents (includes $920
  and $890 restricted) ...........................          2,905          4,385
Other real estate (net of allowance for
  losses of $2,200 and $2,401) ...................          5,458          5,503
Receivables and accrued income ...................          2,868          2,164
Prepaid expenses and other .......................          5,649          5,858
                                                         ________       ________
                                                         $255,841       $257,761
                                                         ========       ========
  LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Borrowings .....................................       $155,347       $156,329
  Accounts payable and other liabilities..........          6,730          7,024
                                                         ________       ________
      Total liabilities ..........................        162,077        163,353
                                                         ________       ________
Minority interests in Operating Partnership.......         16,746         16,846
                                                         ________       ________
Stockholders' Equity:
  Common stock, $.01 par-shares authorized
    20,000,000; outstanding 7,966,621 ............             80             80
  Additional paid-in capital .....................         18,490         18,490
  Retained earnings ..............................         58,448         58,992
                                                         ________       ________
      Total stockholders' equity .................         77,018         77,562
                                                         ________       ________
                                                         $255,841       $257,761
                                                         ========       ========


  See accompanying notes to consolidated financial statements.

                         CV REIT, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  (dollars in thousands, except per share data)


                                                         Three Months Ended
                                                              March 31,
                                                        2000            1999
                                                     ___________    ___________
Revenues:
  Rent ...........................................   $     6,974    $     5,569
  Interest, principally from mortgage notes ......         1,973          2,013
                                                     ___________    ___________
                                                           8,947          7,582
                                                     ___________    ___________
Expenses:
  Interest .......................................         3,189          2,466
  Operating ......................................         2,218          1,708
  Depreciation and amortization ..................         1,104            873
  General and administrative .....................           420            380
                                                     ___________    ___________
                                                           6,931          5,427
                                                     ___________    ___________
                                                           2,016          2,155
Equity in income of unconsolidated affiliates ....            74             17
Minority interests in income of
  Operating Partnership ..........................          (324)          (343)
                                                     ___________    ___________
Net income .......................................   $     1,766    $     1,829
                                                     ===========    ===========

Per common share:
  Net income, basic and diluted ..................   $       .22    $       .23
                                                     ===========    ===========
  Dividends declared .............................   $       .29    $       .29
                                                     ===========    ===========
  Average common shares outstanding:
    Basic ........................................     7,966,621      7,966,621
                                                     ===========    ===========
    Diluted ......................................     7,967,160      7,966,621
                                                     ===========    ===========


  See accompanying notes to consolidated financial statements.

                         CV REIT, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF RETAINED EARNINGS
                                 (in thousands)





Balance at December 31, 1999 ...................................       $ 58,992

Net income for the three months ended March 31, 2000 ...........          1,766

Dividends declared .............................................         (2,310)
                                                                       ________
Balance at March 31, 2000 ......................................       $ 58,448
                                                                       ========


  See accompanying notes to consolidated financial statements.

                         CV REIT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                            Three Months Ended
                                                                 March 31,
                                                             2000         1999
                                                          ________     _________
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .........................................    $  1,766     $  1,829
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization ..................       1,104          873
      Equity in depreciation and amortization
        of unconsolidated affiliates .................          45           46
      Minority interests in income of Operating
        Partnership ..................................         324          343
      Changes in assets and liabilities,
       net of effects from acquisitions:
        Increase in receivables, accrued income,
         prepaid expenses and other ..................        (536)        (778)
        Decrease in accounts payable and other
         liabilities .................................        (292)        (189)
                                                          ________     ________
Net cash provided by operating activities ............       2,411        2,124
                                                          ________     ________
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of real estate ........................        --            (77)
  Capital improvements ...............................        (574)        (708)
  Collections on mortgage notes receivable ...........         301          292
  Other ..............................................          70          106
                                                          ________     ________
Net cash used in investing activities ................        (203)        (387)
                                                          ________     ________
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings ...........................        --          2,358
  Repayments of borrowings ...........................        (982)        (930)
  Cash dividends paid ................................      (2,312)      (2,311)
  Distributions to minority interests ................        (424)        (434)
                                                          ________     ________
Net cash used in financing activities ................      (3,718)      (1,317)

Net (decrease) increase in unrestricted cash
  and cash equivalents ...............................      (1,510)         420
Unrestricted cash and cash equivalents at the
  beginning of the period ............................       3,495        3,845
                                                          ________     ________
Unrestricted cash and cash equivalents at the
  end of the period ..................................    $  1,985     $  4,265
                                                          ========     ========

Supplemental disclosure of cash flow information:
  Cash paid for interest .............................    $  3,017     $  2,375
                                                          ========     ========
Acquisitions of real estate:
  Fair value of assets acquired ......................    $   --       $(25,500)
  Liabilities assumed or incurred ....................        --         25,423
                                                          ________     ________
  Cash paid for acquisitions, net of cash
    acquired .........................................    $   --       $    (77)
                                                          ========     ========


  See accompanying notes to consolidated financial statements.

                         CV REIT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1) Organization, Business and Basis of Presentation

Organization and Business

CV Reit, Inc. ("CV Reit") is a self-administered, self-managed equity real estate investment trust ("REIT") which is engaged in the ownership, acquisition, redevelopment, management and leasing of community and neighborhood shopping centers. All of CV Reit's assets (or the economic benefit thereof) are held by (and all of its operations are conducted through) an operating partnership, Montgomery CV Realty L.P. (together with its wholly-owned subsidiaries hereinafter collectively referred to as the "OP"), under an Umbrella Partnership REIT (UPREIT) structure. As of March 31, 2000, CV Reit, through a wholly-owned subsidiary, owned 84.5% of the OP and is the OP's sole general partner. As of March 31, 2000, the OP owned 20 shopping centers and two office buildings, located in the Mid-Atlantic region and Florida aggregating approximately 1.9 million square feet.


Basis of Presentation

The accompanying consolidated financial statements include the accounts of CV Reit and all subsidiaries ("the Company"), including the OP. The Company owns a 95% economic interest in Drexel Realty, Inc. ("Drexel"), a real estate management and leasing company, but none of the voting stock, and owns 45%-50% interests in certain real estate partnerships, which are accounted for on the equity method. Significant intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been consolidated or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 31, 1999.

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



(2) Proposed Merger

On December 10, 1999, the Company signed a definitive merger agreement and reorganization plan with Kranzco Realty Trust ("Kranzco"), a shopping center REIT, to merge operations and create a new community shopping center UPREIT to be called Kramont Realty Trust ("Kramont"). Terms of the merger call for common shareholders of both companies to each receive one share of Kramont common stock for each outstanding share of CV Reit and Kranzco common stock on a tax-free basis. The merger agreement is subject to certain conditions, principally approval by shareholders of both companies at Special Stockholders' Meetings which are scheduled to be held on June 6, 2000.

The Company's President and Chief Executive Officer will assume the same titles and responsibilities at the newly created Kramont with the Company's designees holding the majority of the board seats. Corporate headquarters will be located at the OP's existing facilities, in Plymouth Meeting, Pennsylvania.

Kramont is expected to own 84 properties and manage six additional properties, substantially comprising neighborhood and community shopping centers, encompassing more than 12 million square feet of gross leasable space in 16 states with an asset base of approximately $800 million.

The merger will be accounted for as a purchase by the Company of Kranzco. Accordingly, Kranzco's assets and liabilities will be recorded at their estimated fair values based on the consideration given by the Company.



(3) Real Estate - Income Producing ("Real Estate")

(a) Real Estate is located in the Mid-Atlantic region and Florida and consists of (in thousands):

                                                         March 31,  December 31,
                                                            2000         1999
                                                         _________  ____________
Land .................................................   $  18,302    $  18,302
Shopping centers .....................................     157,453      156,949
Office buildings .....................................       5,004        4,933
                                                         _________    _________
Totals ...............................................     180,759      180,184
Less accumulated depreciation ........................      (8,172)      (7,108)
                                                         _________    _________
Net Real Estate ......................................   $ 172,587    $ 173,076
                                                         =========    =========

(b) Real Estate with a net book value of $168.2 million, at March 31, 2000, is pledged as collateral for borrowings (Note 5).

(4) Mortgage Notes Receivable

At March 31, 2000, the Company's mortgage notes receivable consisted of $63.1 million collateralized by first mortgages on the recreation facilities at four Century Village adult condominium communities in southeast Florida (collectively, the "Recreation Notes"). The Recreation Notes provide for self-amortizing equal monthly principal and interest payments due through July 31, 2023, bear interest at 11% to 13.5% per annum (12.26% average), and contain certain prepayment prohibitions or penalty provisions. The Recreation Notes are pledged as collateral for borrowings (Note 5).



(5) Borrowings

Borrowings consist of (in thousands):

                                                            Mar.31,      Dec.31,
                                                              2000         1999
                                                           ________     ________
Mortgage notes payable through September 2008,
 interest ranging from 6.09% to 10.28%,
 collateralized by Real Estate (Note 3)  .............     $ 78,435     $ 78,720


Mortgage notes payable through March 2001
 under $100 million credit facility, interest
 at one month LIBOR (6.13% at March 31, 2000)
 plus 1.75%, collateralized by Real Estate
 (Note 3) and certain of the Recreation Notes
 (Note 4).  See Management's Discussion and
 Analysis of Results of Operations and
 Financial Condition - Liquidity and Capital
 Resources - Borrowings for a description
 of the terms ........................................       49,036       49,036

Collateralized Mortgage Obligations, net of
 unamortized discount of $414,000 and $439,000
 based on an effective interest rate of 8.84%,
 collateralized by certain of the Recreation
 Notes (Note 4), quarterly self-amortizing
 principal and interest payment required
 through March 2007  .................................       27,126       27,823

$3.5 million revolving credit facility,
 interest at one month LIBOR plus
 1.8%, maturing June 2000, collateralized by
 Real Estate .........................................          750          750
                                                           ________     ________
Totals ...............................................     $155,347     $156,329
                                                           ========     ========



(6) Segment Reporting

Effective December 31, 1997, the Company became an equity REIT engaged in the acquisition, leasing and management of neighborhood or community shopping centers, located in Pennsylvania, New Jersey and Florida. Prior to 1998, the Company's only principal business segment consisted of investments in mortgage notes receivable. Although the Company no longer invests in new mortgage notes receivable, it continues to hold its Recreation Notes (Note 4) and, as a result, the following segment disclosure includes information on those investments (in thousands):

                                        Income
                                     Producing
                                  Real Estate,
                                   Principally    Mortgage
                                      Shopping       Notes
                                       Centers  Receivable    Other Consolidated
                                   _____________________________________________
Quarter ended March 31, 2000:
Total revenues ....................     $6,957     $1,938     $   52      $8,947
                                        ======     ======     ======      ======
Net operating income
  before interest expense .........     $4,814     $1,938     $  (23)     $6,729
                                        ======     ======     ======      ======
Net operating income after
  interest expense ................     $2,562     $1,001     $  (23)     $3,540
                                        ======     ======     ======      ======
Net operating income from
  reportable segments ........................................          $ 3,540
    Depreciation and amortization ............................           (1,104)
    General, administrative and other ........................             (346)
    Minority interests in income of OP .......................             (324)
                                                                        _______
Net income ...................................................          $ 1,766
                                                                        =======
Quarter ended March 31, 1999:
Total revenues ....................     $5,550     $1,995     $   37      $7,582
                                        ======     ======     ======      ======
Net operating income
  before interest expense .........     $3,880     $1,995     $   (1)     $5,874
                                        ======     ======     ======      ======
Net operating income after
  interest expense ................     $2,154     $1,255     $   (1)     $3,408
                                        ======     ======     ======      ======
Net operating income from
  reportable segments ........................................          $ 3,408
    Depreciation and amortization ............................             (873)
    General, administrative and other ........................             (363)
    Minority interests in income of OP .......................             (343)
                                                                        _______
Net income ...................................................          $ 1,829
                                                                        =======
At March 31, 2000:
  Investment in real estate
    and mortgage notes receivable     $172,587(a) $63,084     $8,748    $244,419
                                      ========    =======     ======    ========
  Borrowings                          $119,235    $36,112     $    -    $155,347
                                      ========    =======     ======    ========
At March 31, 1999:
  Investment in real estate
    and mortgage notes receivable     $166,622(a) $64,696     $8,686    $240,004
                                      ========    =======     ======    ========
  Borrowings                          $112,293    $36,355     $    -    $148,648
                                      ========    =======     ======    ========

(a) Includes $574 and $25,068 of additions during the three months ended March 31, 2000 and 1999.

Item  2.   Management's  Discussion and Analysis  of  Results  of
Operations and Financial Condition

                              Results of Operations

Net Income

     Three Months Ended March 31, 2000 and 1999

  For the quarter ended March 31, 2000, net income was $1,766,000 or $.22 per share compared to $1,829,000 or $.23 per share for the same period of 1999.

During the quarter ended March 31, 2000, rent revenue and operating expenses increased by $1,405,000 and $510,000, respectively (a net rental income increase of $895,000), primarily due to the acquisition of three shopping centers since March 31, 1999. The increase also reflects improved operating results from income producing properties owned as of December 31, 1998.

Interest expense increased by $723,000 during the first quarter of 2000 principally as a result of increased borrowings to finance shopping center acquisitions during 1999.

Depreciation and amortization increased by $231,000 principally due to shopping center acquisitions during 1999.

Interest income decreased by $40,000 during the first quarter of 2000, primarily attributable to scheduled repayments of mortgage notes receivable (Note 4) which are long term and require self- amortizing payments through 2023.

General and administrative expenses increased by $40,000 primarily due to higher professional fees and performance related bonuses.

The $57,000 increase in equity in income of unconsolidated affiliates was primarily attributable to Drexel.

Funds From Operations

Funds From Operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts (NAREIT), consists of net income (computed in accordance with generally accepted accounting principles) before depreciation and amortization of real property, extraordinary items and gains and losses on sales of real estate.

The following schedule reconciles FFO to net income (in thousands):

                                                            Three Months Ended
                                                                 March 31,
                                                            2000          1999
                                                           ____________________
Net income .......................................         $1,766         $1,829
Depreciation and amortization of real property
 (including unconsolidated affiliates) * .........            983            770
                                                           ______         ______
FFO ..............................................         $2,749         $2,599
                                                           ======         ======

* Net of amounts  attributable to minority interests.

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



                         Liquidity and Capital Resources

Consolidated Statements of Cash Flows

Net cash provided by operating activities, as reported in the Consolidated Statements of Cash Flows, amounted to $2.4 million for the three months ended March 31, 2000 compared to $2.1 million for the same period in 1999. These amounts generally reflect FFO and net changes in other assets and liabilities.

Net cash used by investing activities for the three months ended March 31, 2000 decreased to $.2 million from $.4 million for the same period in 1999. The 2000 amounts reflect $.6 million of capital improvements, partially offset by $.3 million of collections on mortgage notes receivable. The 1999 amounts principally consist of $.7 million of capital improvements, partially offset by $.3 million of collections on mortgage notes receivable.

Net cash used in financing activities increased to $3.7 million for the three months ended March 31, 2000 from $1.3 million during the same period of 1999. The 2000 amounts principally consist of cash distributions of $2.3 million to stockholders and $.4 million to minority interests, and $1 million of repayments of borrowings. The 1999 amounts consist of cash distributions amounting to $2.3 million to stockholders and $.4 million to minority interests, partially offset by $1.4 million of net proceeds from borrowings.


Borrowings

At March 31, 2000, our borrowings were $155.3 million, including $49 million borrowed principally under our line of credit (see below). Scheduled principal payments over the next five years are $116 million (including $20.8 million through December 31, 2000) with $39.3 million due thereafter. Our borrowings are collateralized by a substantial portion of our Real Estate and our Recreation Notes. We expect to refinance certain of these borrowings, at or prior to maturity, through new mortgage loans on Real Estate. The ability to do so, however, is dependent upon various factors, including the income level of the properties, interest rates and credit conditions within the commercial real estate market. Accordingly, there can be no assurance that such refinancing can be achieved.

Borrowings consist of $105.5 million of fixed rate indebtedness, with an average interest rate of 7.69% at March 31, 2000, and $49.8 million of variable rate indebtedness, principally under our line of credit. The weighted average interest rate of the variable rate indebtedness at March 31, 2000 was 7.88%.

Under our three-year non-revolving line of credit we were able to borrow up to $100 million through March 31, 2000. Advances under the line of credit: (1) are secured by assets based on specified aggregate loan to value and debt service coverage ratios, (2) bear interest at an annual rate of one month LIBOR plus 1.75% and (3) must be repaid by certain dates during the twelve months ended March 31, 2001. Additional provisions include a 1% commitment fee (which has been paid), a minimum net worth covenant and cross-default and cross-collateralization requirements. Advances under the line of credit were used to fund acquisitions, expansions, renovations, financing and refinancing of real estate, including reimbursement of equity advances, and require certain performance covenants. As of March 31, 2000, $10.3 million was available to be borrowed based on collateral already pledged under the line of credit. We are currently negotiating an increase in the amount and extension of the term of our line of credit and we expect to be able to extend the dates through which advances may be drawn and repaid. There is no assurance, however, that we will be successful in doing so. We have an additional $3.8 million available principally under another credit facility.


Capital Resources

Our operating funds are generated from rent revenue from income producing properties and, to a much lesser extent, interest income on our mortgage notes receivable. We believe that our operating funds will be sufficient in the foreseeable future to fund operating and administrative expenses, interest expense, recurring capital expenditures and distributions to stockholders in accordance with REIT requirements. Sources of capital for non- recurring capital expenditures and scheduled principal payments, including balloon payments, on outstanding borrowings are expected to be obtained from property refinancing, scheduled principal repayments on the mortgage notes receivable, sales of non-strategic other real estate, our line of credit and/or potential debt or equity financing in the public or private markets.


Acquisitions

During the quarter ended March 31, 2000, we did not complete any acquisitions principally due to the proposed merger with Kranzco (see below). Our policy has been to acquire additional properties only if they are income producing and any proposed acquisition requires a resolution by a majority of our Board of Directors that the acquisition will not adversely affect our ability to pay a quarterly dividend of at least 29 cents per share. Under the OP agreement, all of the activities of the OP must generally be conducted with a view toward enabling the OP to make quarterly distributions to all partners of at least 29 cents per OP unit and such additional amount, if required, to enable us to pay a regular quarterly dividend of at least 29 cents per share to our stockholders. As of March 31, 2000, there were 1,462,406 OP units held by minority interests.

On December 10, 1999, we signed a definitive merger agreement and reorganization plan with Kranzco to merge our operations and create Kramont. Terms of the merger call for common shareholders of both companies to each receive one share of Kramont common stock for each outstanding share of CV Reit and Kranzco common stock on a tax-free basis. The merger agreement is subject to certain conditions, including approval by shareholders of both companies at Special Shareholders' Meetings which are scheduled to held on June 6, 2000.

Mr. Meshon will assume the same titles and responsibilities at the newly created Kramont and our designees will hold the majority of the board seats. Corporate headquarters will be located at the OP's existing facilities, in Plymouth Meeting, Pennsylvania.

Kramont is expected to own 84 properties and manage six additional properties, substantially comprising neighborhood and community shopping centers, encompassing more than 12 million square feet of gross leasable space in 16 states with an asset base of approximately $800 million.

We believe the merger will provide benefits to our shareholders. However, there may be certain disadvantages, including but not limited to the following:

If the merger is completed, certain common stock dividend protections that currently exist in our certificate of incorporation and by laws will be terminated. Our common shareholders are currently not subject to the rights of any preferred shareholders. Upon completion of the merger, the rights of our common shareholders will be subject to the rights of Kramont's preferred shareholders. In addition, holders of Kranzco Series A-1 preferred shares are entitled to appraisal rights in connection with the merger. Assertion of appraisal rights by a significant number of those holders may have a material adverse effect on Kramont's cash flow. Kramont may be required to incur costs in connection with obtaining consents from lenders. The inability to obtain certain material consents may have a material adverse effect on Kramont's cash flow. Kramont will have operations in a number of different states. There is no assurance that costs, management's time and effort, or other factors associated with the integration of our company and Kranzco would not adversely affect future combined results of operations or the benefits of expected cost savings.

In the event the merger is terminated, depending on the reason for such termination, we may be required to pay Kranzco a break- up fee of $5 million or an expense fee of up to $1.5 million or both. The obligation to pay such fees may deter others from offering to engage in a different transaction with us in the event the merger is not consummated.

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



   Forward Looking Information: Certain Cautionary Statements

Certain statements contained in "Management's Discussion and Analysis of Results of Operations and Financial Condition" and elsewhere in this Form 10-Q, that are not related to historical results, are forward looking statements, such as anticipated liquidity and capital resources, completion of potential acquisitions and collectibility of mortgage notes receivable. The matters referred to in forward looking statements are based on assumptions of future events which may not prove to be accurate and which could be affected by the risks and uncertainties involved in our business; accordingly, actual results may differ materially from those projected and implied in the forward looking statements. These risks and uncertainties include, but are not limited to, the effect of conditions in the commercial real estate market and the economy in general, the level and volatility of interest rates, the impact of current or pending legislation and regulation, as well as certain other risks described in the Form 10-Q. Subsequent written and oral forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by cautionary statements in this paragraph and elsewhere described in this Form 10-Q and in other reports we filed with the Securities and Exchange Commission.

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

                                        CV REIT, INC.

                              -------------------------------------
                                        (Registrant)

                                /s/ Louis P. Meshon, Sr.
May 11, 2000
                              -------------------------------------
                              Louis P. Meshon Sr., President


                                /s/ Elaine Hauff
May 11, 2000
                              -------------------------------------
                              Elaine Hauff, Vice President,
                              Treasurer and Principal Financial
                              and Accounting Officer